Form 10-Q
period 1998-03-31
ROCK FINANCIAL CORP/MI/
filed 1998-06-16
CIK 1055286

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -------------------
Commission file number    000-23887

                           ROCK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                      38-2603955
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                       30600 TELEGRAPH ROAD, FOURTH FLOOR
                             BINGHAM FARMS, MICHIGAN
                                      48025
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (248) 540-8000
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Number of common shares outstanding as of June 12, 1998:  13,829,500

                                                              Page 1 of 28 pages

                           ROCK FINANCIAL CORPORATION

                                Table of Contents

                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
PART I--FINANCIAL INFORMATION...................................................................................  3
         ITEM 1.  FINANCIAL STATEMENTS..........................................................................  3
                  BALANCE SHEETS................................................................................  3
                  STATEMENTS OF INCOME..........................................................................  4
                  STATEMENTS OF CASH FLOWS......................................................................  5
                  NOTES TO FINANCIAL STATEMENTS.................................................................  6
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...........................................................  9
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK................................................................................... 23

PART II--OTHER INFORMATION...................................................................................... 24
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................... 24
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS....................................................................................... 26
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................. 27

SIGNATURES...................................................................................................... 28


                                                              Page 2 of 28 pages

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ROCK FINANCIAL CORPORATION
                                 BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1998

                                                                                               Pro Forma
                                                                                               March 31,
                                                               December 31,    March 31,          1998
                      ASSETS                                       1997          1998           (Note 5)
                                                             -------------- --------------  ---------------
                                                                (Audited)     (Unaudited)     (Unaudited)

Cash and cash equivalents ...............................   $  11,946,992   $   2,994,955   $   2,994,955
Mortgage loans held for sale ............................     121,343,814     123,206,026     123,206,026
Mortgage loans held for investment (net of allowance for
     losses of $270,000 and $383,519 at December 31,
     1997 and March 31, 1998, respectively) .............         810,293       1,183,447       1,183,447
Real estate owned .......................................         158,271         204,151         204,151
Shareholders' advances ..................................       1,626,519       1,626,519              --
Property and equipment (net of accumulated depreciation of
     $3,429,862 and $3,972,517 at December 31, 1997 and
     March 31, 1998, respectively) ......................       7,010,537       8,871,758       8,871,758
Deferred income taxes ...................................              --              --       1,800,000
Other assets ............................................       1,532,471       1,868,845       1,868,845
                                                            -------------   -------------   -------------

Total assets ............................................   $ 144,428,897   $ 139,955,701   $ 140,129,182
                                                            =============   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Warehouse line of credit ...........................   $  79,293,856   $  68,745,717   $  59,509,948
     Reverse repurchase agreement .......................      18,161,423       4,710,367       4,710,367
     Notes payable ......................................       1,944,445       1,927,778       1,927,778
     Drafts payable .....................................      21,875,184      35,389,681      35,389,681
     Accounts payable ...................................       3,255,503       4,176,510       4,176,510
     Accrued expenses and other liabilities .............       4,790,350       5,795,224       5,795,224
                                                            -------------   -------------   -------------
         Total liabilities ..............................     129,320,761     120,745,277     111,509,508
                                                            -------------   -------------   -------------
Shareholders' equity:
     Common shares, $.01 par value. Authorized 50,000,000
         shares; issued and outstanding 10,000,000 shares         100,000         100,000         138,295
     Additional paid-in capital .........................       1,423,750       1,423,750      33,975,205
     Retained earnings (deficit) ........................      13,584,386      17,686,674      (5,493,826)
                                                            -------------   -------------   -------------
         Total shareholders' equity .....................      15,108,136      19,210,424      28,619,674
                                                            -------------   -------------   -------------

Total liabilities and shareholders' equity ..............   $ 144,428,897   $ 139,955,701   $ 140,129,182
                                                            =============   =============   =============

                                                              Page 3 of 28 pages

                           ROCK FINANCIAL CORPORATION


                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)

                                                                   For the Three-Month
                                                                  Periods Ended March 31,
                                                                 -------------------------
                                                                      1997         1998
                                                                 -----------   -----------
Revenue:
     Interest income .........................................   $ 1,269,821   $ 3,099,267
     Interest expense ........................................       863,823     1,737,637
                                                                 -----------   -----------
         Net interest margin .................................       405,998     1,361,630
     Provision for credit losses .............................            --       114,470
                                                                 -----------   -----------
         Net interest margin after provision for credit losses       405,998     1,247,160
     Loan fees and gains on sale of mortgages ................     7,172,611    17,663,331
     Net gain on sale of marketable securities ...............       685,059            --
     Other income ............................................        49,537        10,420
                                                                 -----------   -----------
                                                                   8,313,205    18,920,911
                                                                 -----------   -----------

Expenses:
     Salaries, commissions and employee benefits .............     5,018,778     8,494,324
     General and administrative expenses .....................     1,316,125     2,881,938
     Marketing expenses ......................................       644,205     2,899,706
     Depreciation and amortization ...........................       213,630       542,655
                                                                 -----------   -----------
                                                                   7,192,738    14,818,623
                                                                 -----------   -----------
         Net income ..........................................   $ 1,120,467   $ 4,102,288
                                                                 ===========   ===========

Pro forma information (note 5):
     Provision for pro forma income taxes ....................       403,368     1,476,824
                                                                 -----------   -----------
     Pro forma net income ....................................   $   717,099   $ 2,625,464
                                                                 ===========   ===========

Pro forma earnings per share:
     Basic ...................................................   $      0.05   $      0.19
                                                                 ===========   ===========
     Diluted .................................................   $      0.05   $      0.18
                                                                 ===========   ===========

Pro forma weighted average number of shares outstanding:
     Basic ...................................................    13,829,500    13,829,500
                                                                 ===========   ===========
     Diluted .................................................    14,911,994    14,911,994
                                                                 ===========   ===========


                                                              Page 4 of 28 pages

                           ROCK FINANCIAL CORPORATION


                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)

                                                                                          For the Three-Month
                                                                                         Periods Ended March 31,
                                                                                    -------------------------------
                                                                                          1997            1998
                                                                                    -------------    -------------
Cash flows from operating activities:
     Net income ................................................................    $   1,120,467    $   4,102,288
                                                                                    -------------    -------------
     Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization .........................................          213,630          542,655
         Provision for credit losses ...........................................               --          114,470
         Net gain on sales of marketable securities ............................         (685,059)              --
         Change in assets and liabilities:
              Mortgage loans held for sale - originations ......................     (232,514,506)    (459,741,771)
              Mortgage loans held for sale - sales .............................      252,068,817      457,879,559
              Other assets .....................................................           89,551         (336,374)
              Drafts payable ...................................................        1,949,865       13,514,497
              Accounts payable .................................................         (576,631)         921,007
              Accrued expenses and other liabilities ...........................          791,586        1,004,874
                                                                                    -------------    -------------
                  Total adjustments ............................................       21,337,253       13,898,917
                                                                                    -------------    -------------
                  Net cash provided by operating activities                            22,457,720       18,001,205
                                                                                    -------------    -------------
Cash flows from investing activities:
     Proceeds from sale of marketable securities ...............................        2,271,758               --
     Purchase of marketable securities .........................................       (1,152,600)              --
     Net increase in real estate owned and loans
         held for investment ...................................................               --         (533,504)
     Purchase of equipment .....................................................         (893,571)      (2,403,876)
     Shareholder (advances) repayments .........................................         (893,530)              --
                                                                                    -------------    -------------
              Net cash used in investing activities ............................         (667,943)      (2,937,380)
                                                                                    -------------    -------------
Cash flows from financing activities:
     Net (payments) borrowings under warehouse line of credit ..................      (20,879,677)     (10,548,139)
     Net (payments) borrowings under reverse repurchase agreement...............               --      (13,451,056)
     Net (payments) borrowing under notes payable ..............................        1,994,444          (16,667)
                                                                                    -------------    -------------
              Net cash from financing activities ...............................      (18,885,233)     (24,015,862)
                                                                                    -------------    -------------
Net increase (decrease) in cash and cash equivalents ...........................        2,904,544       (8,952,037)
Cash and cash equivalents, beginning of period .................................        3,288,751       11,946,992
                                                                                    -------------    -------------
Cash and cash equivalents, end of period .......................................    $   6,193,295    $   2,994,955
                                                                                    =============    =============

Supplemental disclosure of cash flow information:
     Cash paid during the period  for interest .................................    $   1,017,035    $   1,651,630
                                                                                    =============    =============
     Transfers of loans from held for sale to held
         for investment ........................................................    $          --    $     478,085
                                                                                    =============    =============
     Transfers of loans from held for investment to
         real estate owned .....................................................    $          --    $      45,880
                                                                                    =============    =============

                                                              Page 5 of 28 pages

                           ROCK FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENT PRESENTATION:

                  The accompanying unaudited interim financial statements of Rock Financial Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures are adequate to make the information presented not misleading.

                  The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes to such financial statements for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1 (file no. 333-46885), effective May 1, 1998.

2.       MORTGAGE LOANS HELD FOR SALE AND HELD FOR INVESTMENT:

                  The following summarizes mortgage loans held for sale by type at December 31, 1997 and March 31, 1998:

                                              December 31,        March 31,
                                                  1997              1998
                                             -------------    --------------
Prime loans held for sale ................   $  74,049,209    $  91,870,443
Sub-prime loans held for sale ............      38,372,558       23,678,928
High LTV loans held for sale .............       9,194,343        7,812,110
                                             -------------    -------------
                                               121,616,110      123,361,481
Net deferred loan origination costs (fees)        (272,296)        (155,455)
                                             -------------    -------------
    Mortgage loans held for sale .........   $ 121,343,814    $ 123,206,026
                                             =============    =============

                  Included in mortgage loans held for investment at December 31, 1997 was an allowance for credit losses of $270,000, which was established in 1997 through a provision of $300,000 offset by charge-offs of $30,000. Included in mortgage loans held for investment at March 31, 1998 was an allowance for credit losses of $383,519, which included a provision of $114,470 in the first quarter of 1998, offset by charge-offs of $951.


                                                              Page 6 of 28 pages

                           ROCK FINANCIAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


                  As of December 31, 1997 and March 31, 1998, there were no loans held for sale that were greater than 90 days past due. As of December 31, 1997, there were approximately $72,000 of loans held for investment that were greater than 90 days past due, $25,000 of which was classified as nonaccrual. As of March 31, 1998, there were approximately $80,000 of loans held for investment that were greater than 90 days past due, all of which were classified as nonaccrual.

3.       INITIAL PUBLIC OFFERING AND RELATED MATTERS:

                  On May 6, 1998, the Company completed its initial public offering (the "Offering") of 3,829,500 Common Shares, including 330,000 Common Shares sold by selling shareholders and 3,499,500 newly-issued Common Shares sold by the Company, at a price of $10.00 per share, for gross proceeds to the Company of $34,995,000, not including the $1,544,400 received by the Company upon exercise by the selling shareholders of options to purchase 330,000 common shares at $4.68 per share. These options were exercised by the selling shareholders to acquire the common shares they sold in the Offering. The estimated net proceeds to the Company from the sale of shares offered by it in the Offering, after deducting the underwriting discount and the estimated expenses of the Offering, were approximately $31,045,350. The Offering was underwritten by a group of underwriters for which Bear, Stearns & Co. Inc., Prudential Securities Incorporated and Roney & Co. served as representatives. The December 31, 1997 and March 31, 1998 balance sheets include approximately $55,000 and $435,000 of capitalized costs directly associated with the Offering. For a description of the pro forma effects of the offering on the Company's financial statements, see note 5.

4.       RELATED PARTY TRANSACTIONS:

                  On May 6, 1998, the Company's short-term advances to a shareholder were repaid in full out of the proceeds of a dividend to the Company's then existing shareholders, effective immediately before the closing of the Offering and payable out of the proceeds of the Offering, equal to the entire amount of the Company's income taxed or taxable to the existing shareholders while the Company was an S corporation, but not yet distributed to them (the "Shareholder Distribution Amount").

5.       UNAUDITED PRO FORMA FINANCIAL INFORMATION:

                  The pro forma financial information has been presented to show what the significant effects on the historical financial position might have been had the distribution of the Shareholder Distribution Amount, the termination of the Company's S corporation status, the exercise of options by the Selling Shareholders in connection with the Offering, and the sale of the Common Shares offered by the Company in the Offering, occurred as of March 31, 1998, in connection

                                                              Page 7 of 28 pages

                           ROCK FINANCIAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


         with the Offering described in note 3 and to show what the significant effects on the historical results of operations might have been had the Company not been treated as an S corporation for income tax purposes as of the beginning of the earliest period presented.

                  Pro Forma Balance Sheet - The Company's March 31, 1998 balance sheet is adjusted for the following pro forma adjustments: (1) the distribution from retained earnings of the Shareholder Distribution Amount of $25.0 million (including the $5.4 million tax distribution to existing shareholders on April 10, 1998), (2) the establishment of a deferred tax asset of $1.8 million in connection with the termination of the Company's S corporation status as of March 31, 1998, with an offsetting increase in retained earnings, (3) although he was not required to do so, the repayment by one of the Company's shareholders of the entire outstanding balance of shareholder advances (approximately $1.6 million as of March 31, 1998) with his share of the Shareholder Distribution Amount, and the Company's use of that cash to repay a portion of the amounts outstanding under its warehouse line of credit, (4) the receipt by the Company of approximately $1.5 million upon exercise by certain of the Company's option holders of 330,000 options at $4.68 a share to acquire the Common Shares they sold in the Offering and the Company's application of the estimated net proceeds therefrom to repay a portion of the amounts outstanding under its warehouse line of credit, and (5) the sale of the Common Shares offered by the Company in the Offering and the application of the estimated net proceeds therefrom to fund the Shareholder Distribution Amount and repay a portion of the amounts outstanding under its warehouse line of credit. Due to the payment of the estimated accumulated Subchapter S corporate earnings paid to the shareholders in the Shareholder Distribution Amount of $25.0 million, the Company does not expect to have any undistributed "S" corporation earnings. The principal component of the Company's pro forma deferred tax asset related to the temporary differences between tax and book accounting for recognition of gains on sales of mortgage loans. The amount of the deferred tax asset recorded is based on the amount of such temporary differences at May 6, 1998, the date of revocation of the Company's
         S corporation status.

                  Pro Forma Net Income - The presentation of pro forma net income represents the historical results of operations adjusted to recognize federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation for all of the periods presented, using a pro forma combined federal and state income tax rate of approximately 36.0%.

                  Pro forma basic earnings per share has been computed by dividing pro forma net income by the 13,829,500 average shares assumed to be outstanding including the 3,499,500 shares sold by the Company in the Offering and the 330,000 shares sold by certain existing shareholders in the Offering (after exercising options to purchase those shares from the Company). Pro forma diluted earnings per share has been computed by dividing pro forma net income by the 14,911,994 average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in the Offering and the 330,000 shares to be sold by certain existing shareholders in the Offering (after exercising options to purchase those shares from the Company) as well as the number of common stock equivalent shares assumed to be outstanding upon exercise of the Company's stock options existing as of March 31, 1998, using the treasury stock method and the initial public offering price of $10.00 per share.

                                                              Page 8 of 28 pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         With the exception of historical information, certain of the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. The words and phrases "should be," "will be," "predicted," "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views in respect of future events in financial performance, but are subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause its actual results to differ materially from historical results or any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors described under the caption "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 (file no. 333-46885) effective May 1, 1998 and elsewhere in this Report.

GENERAL

         The Company is a specialty finance company marketing conventional and sub-prime debt consolidation and home financing loans, secured primarily by first or second mortgages on one- to four-family, owner-occupied residences. The Company originates loans through 26 stores and branches, one marketing center and one call center. Founded in 1985 by its current Chief Executive Officer and Chairman of the Board, Daniel Gilbert, the Company originates 100% of its loans through its retail operations, marketing its loans directly to consumers.

         The Company currently operates through three major divisions. The Company originates Sub-Prime Home Equity Loans to individuals with impaired credit characteristics, high levels of debt service to income, unfavorable past credit experience, limited credit history, limited employment history or unverifiable income through its Fresh Start(TM) division, created in 1994. The Company originates home equity second mortgage loans to individuals with good credit histories but little or no equity in their homes ("High LTV Loans") through its Specialty Lending division, which commenced its current operations in March 1997. Since its inception in 1985, the Company has originated Conventional Loans that generally conform to FNMA or Freddie Mac underwriting standards, or that generally meet such standards except for maximum loan size guidelines, through its Conventional Mortgage Lending division. In addition, the Company began to increase its government insured lending operations in 1997, primarily making mortgage loans that meet the underwriting standards for FHA insurance.

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES

         Simultaneously with the closing of the Company's initial public offering on May 6, 1998 (the "Offering"), the Company ceased to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). In connection with the termination of its S corporation status, the Company paid previously-earned and undistributed taxable income (the





                                                              Page 9 of 28 pages

"Shareholder Distribution Amount") out of the net proceeds of the Offering to the Company's shareholders existing immediately before the closing of the Offering (the "Existing Shareholders"). The Shareholder Distribution Amount (including the approximately $5.4 million tax distribution to existing shareholders on April 10, 1998) was approximately $25.0 million, and is subject to adjustment upon final determination of the amount of previously-earned and undistributed taxable income through May 5, 1998.

         As an S corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal and state tax purposes. As a result of the termination of its S corporation status, the Company is subject to federal and state income taxation and has recorded a $1.8 million deferred tax asset on its balance sheet in the second quarter of 1998. The amount of the deferred tax asset is based on timing differences between tax and book accounting relating principally to marking loans to market for tax purposes. The pro forma provision for income taxes in the interim statements of income show results as if the Company had been subject to federal and state taxation at the tax rates effective for the periods presented.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998
         VERSUS THREE MONTHS ENDED MARCH 31, 1997

         The following table sets forth the revenues and expenses and pre-tax income for the Company for the three months ended March 31, 1997 and 1998:

                                        Three Months Ended March 31,
                                        ----------------------------
                                             1997          1998
                                          ----------    ----------
                                               (In thousands)
Total revenue before gains on sale of
  marketable securities .................   $  7,628    $ 18,921
Net gain on sale of marketable securities        685          --
                                            --------    --------
Total revenue ...........................      8,313      18,921
Total expenses ..........................     (7,193)    (14,819)
                                            --------    --------
Pre-tax income ..........................   $  1,120    $  4,102
                                            ========    ========

         During the first quarter of 1998, the Company closed $482.9 million of loans (5,008 loans), an increase of $246.5 million, or 104.2%, from the $236.4 million of loans (2,090 loans) closed in the first quarter of 1997. The Company's total revenues increased to $18.9 million in the first quarter of 1998 from $8.3 million in the first quarter of 1997, an increase of $10.6 million, or 127.7%, which included a net decrease of $0.7 million in gains on sales of marketable securities over 1997. Excluding gains on sales of marketable securities, the Company's total revenues increased to $18.9 million in the first quarter of 1998 from $7.6 million in the first quarter of 1997, an increase of $11.3 million, or 148.0%. The increase in revenues is primarily due to (i) an increase of $186.0 million, or 101.0%, in the volume of Conventional Loans closed by the Company in the first quarter of 1998 compared to the first

                                                             Page 10 of 28 pages
quarter of 1997, (ii) an increase of $54.4 million, or 110.2%, in the volume of Sub-Prime Loans closed by the Company in the first quarter of 1998 compared to the first quarter of 1997, and (iii) the Company's sale of $25.1 million fewer loans than it closed, including $35.0 million fewer Conventional Loans than it closed and $11.1 million more Sub-Prime Loans than it closed, in the first quarter of 1998, compared to the Company's sale of $15.6 million more loans than it closed, including $25.8 million more Conventional Loans than it closed and $10.6 million fewer Sub-Prime Loans than it closed in the first quarter of 1997.

         Total expenses increased from $7.2 million in the first quarter of 1997 to $14.8 million in the first quarter of 1998, an increase of $7.6 million, or 106.0%, primarily due to increased commissions, increased occupancy costs for new stores and increases in general and administrative expenses that fluctuate with increases in volumes of loans closed and numbers of employees.

         The 13 stores, one marketing center and two branches that have opened since July 1, 1997 (including four stores in the fourth quarter of 1997, five stores in January 1998 and two branches in the second quarter of 1998), contributed significantly less to the Company's revenues and net income in the first quarter of 1998 than stores that have been in operation for at least twelve months. The stores opened in January 1998 and some of the stores opened late in 1997 operated at a net loss aggregating approximately $1.6 million in the first quarter of 1998. The Company believes that its new stores generally mature over a twelve- to eighteen-month time period.

         The following table sets forth information regarding the components of the Company's revenues for the three months ended March 31, 1997 and 1998:

                                                                  Three Months
                                                                 Ended March 31,
                                                             ---------------------
                                                               1997          1998
                                                             --------    ---------
                                                                 (in thousands)
Interest income ..........................................   $  1,269    $  3,099
Interest expense .........................................       (864)     (1,738)
                                                             --------    --------
     Net interest margin .................................        405       1,361
Provision for credit losses ..............................         --        (114)
                                                             --------    --------
     Net interest margin after provision for credit losses        405       1,247
Loan fees and gains on sale of mortgages .................      7,173      17,663
Net gain on sale of marketable securities ................        685          --
Other income .............................................         50          10
                                                             --------    --------
     Total revenue .......................................   $  8,313    $ 18,920
                                                             ========    ========

         Net interest margin increased to $1.4 million in the first quarter of 1998 from $0.4 million in the first quarter of 1997, an increase of $1.0 million, or 235.4%. The increase was primarily due to (i) the increase in the dollar volume of loans closed by the Company, (ii) an increase in the portion of loans sold on a "bulk" or assignment of trade basis, rather than on a



                                                        Page 11 of 28 pages

"flow" basis, resulting in an increase in the length of time loans were held before sale, which allowed the Company to take advantage of the positive net interest margin, (iii) higher weighted average interest rates charged on the loans as a result of the increased proportion of Sub-Prime Loans, which generally have higher interest rates, (iv) a decrease in the weighted average interest rates charged on the Company's borrowing facilities (from 7.05% in the first quarter of 1997 to 6.93% in the first quarter of 1998), and (v) the Company's increased use of internally-generated cash to fund its loans.

         The Company may be required to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. In addition, by increasing net interest margin by holding loans for longer periods of time, the Company is subject to a higher risk of delinquencies and resulting foreclosure losses. The Company did not record a provision for credit losses in the first quarter of 1997 and recorded a provision for credit losses of approximately $114,000 in the first quarter of 1998 for future repurchase or substitution requirements relating to loans sold before March 31, 1997 and 1998, respectively, and credit risk for loans held for sale and investment. During the first quarters of 1997 and 1998, zero and two loans, respectively, were reclassified as real estate owned, resulting in no charges against the reserve in the first quarter of 1997 and charges of $951 in the first quarter of 1998.

         Loan fees and gains on sale of mortgages increased to $17.7 million in the first quarter of 1998 from $7.2 million in the first quarter of 1997, an increase of $10.5 million, or 146.3%. This increase is primarily due to a $184.1 million, or 100.0%, increase in the volume of Conventional Loans closed by the Company in the first quarter of 1998, compared to the first quarter of 1997, and a $54.4 million, or 110.2%, increase in the volume of Sub- Prime Loans closed by the Company in the first quarter of 1998 compared to the first quarter of 1997. During the first quarter of 1998, the Company sold $23.9 million fewer loans than it closed, including $35.0 million fewer Conventional Loans than it closed and $11.1 million more Sub-Prime Loans than it closed.

         The increase in loan fees and gains on sale of mortgages was partially offset by an increase in the Company's recapture reserve in the first quarter of 1998. Some Sub-Prime Loan sales require the Company to return a portion of the premium received by the Company on the sale of the loan if the loan is prepaid by the customer within the first year after sale. The Company records a provision for this risk based on its evaluation of the terms of its sale contracts and its assumptions concerning prepayments. The Company increased its reserve, and decreased its loan fees and gains on sale of mortgages, by approximately $224,000 for this risk in the first quarter of 1998, compared to an increase of approximately $141,000 in the first quarter of 1997.

         Net gain on sale of marketable securities was approximately $685,000 in the first quarter of 1997. Before the end of 1997, the Company had invested some of its excess cash in marketable securities. During 1997, the Company sold its remaining portfolio of marketable securities held for sale. No such marketable securities were held by the Company at

                                                             Page 12 of 28 pages

December 31, 1997 or at March 31, 1998, and, therefore, the gains on sakes will not continue in the future.

        The following table sets forth information regarding the componenets of the Company's expenses for the three months ended March 31, 1997 and 1998:


                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                 ---------------------------
                                                                                  1997                 1998
                                                                                 ------                -----
                                                                                       (in thousands)
Salaries, commissions and employee benefits............................          $5,019               $8,494
General and administrative expenses....................................           1,316                2,882
Marketing expenses.....................................................             644                2,900
Depreciation and amortization..........................................             214                  543
                                                                                  -----                -----
     Total expenses....................................................          $7,193              $14,819
                                                                                 ======              =======

         Salaries, commissions and employee benefits increased from $5.0 million in the first quarter of 1997 to $8.5 million in the first quarter of 1998, an increase of $3.5 million, or 69.3%. The increase was primarily attributable to the Company hiring additional personnel in order to generate increased levels of loan closings, increased compensation for new management team members, and increased commissions due to increased closings. The Company employed 423 persons as of March 31, 1997, compared to 770 persons as of March 31, 1998, an 82.0% increase. These expenses are expected to continue to increase in 1998 as a result of additional employees hired in 1997 and expected to be hired in 1998 in connection with the opening of new stores and branches and expansion of existing operations.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $1.3 million in the first quarter of 1997 to $2.9 million in the first quarter of 1998, an increase of $1.6 million, or 119.0%. The increase was primarily attributable to an increase in occupancy expenses as a result of opening nine new Fresh Start(TM) stores and one marketing center in 1997, five new Fresh Start(TM) stores in January 1998, one new Conventional Mortgage Lending branch during 1997 and two new Conventional Mortgage Lending branches in the second quarter of 1998 and to significantly expanded Specialty Lending activities in 1997 and 1998. In addition, recruiting expenses increased in 1998 primarily due to the opening of the new Fresh Start(TM) stores. These expenses are expected to increase in 1998 as a result of new stores and branches and expansion of existing operations.

         Marketing expenses increased from $0.6 million in the first quarter of 1997 to $2.9 million in the first quarter of 1998, an increase of $2.3 million, or 350.1%. The increase was primarily attributable to the Company's greater marketing of Sub-Prime Loans, both in existing markets and in new markets to generate higher levels of loan closings, as well as the marketing costs associated with the introduction of the Company's High LTV Loans. This increase is

                                                             Page 13 of 28 pages
primarily the result of the Company's increased focus on its Sub-Prime Loan business, which required greater marketing related to new store openings, and ongoing marketing. These expenses are expected to continue to increase in 1998 in connection with new stores and branches and expansion of existing operations into new geographic markets.

         Depreciation and amortization expenses increased from $0.2 million in the first quarter of 1997 to $0.5 million in the first quarter of 1998, an increase of $0.3 million, or 154.0%. The increase was primarily attributable to the Company's purchase of a front-end origination computer system in 1997 and purchases of additional equipment and leasehold improvements during 1997 and 1998 for new stores. These expenses are expected to continue to increase in 1998 as a result of new stores and branches and expansion of existing operations.

         Effective May 6, 1998, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation, the Company will be subject to federal and state income taxation. As an S corporation, the Company's taxable income is included in the individual returns of the shareholders.

SEGMENT ANALYSIS

         The Company's recent and rapid growth may have a distortive impact on some of the Company's ratios and financial statistics and may make period-to-period comparisons difficult. In light of the Company's growth, historical performance of the Company's earnings may be of little relevance in predicting future performance. Furthermore, the Company's financial statistics may not be indicative of the Company's results in future periods. Additionally, the sensitivity of Conventional Loans to interest rates and the effect of interest rates on the volume of loan production will impact period to period comparisons.

         Management expects that the factors enumerated above will continue and expects segment contributions to vary from period to period. In order to demonstrate the effect these varying factors have on loan production, revenue and profits, management has elected, where appropriate, to disclose more than year to year comparisons, to show the results of its divisions.

         The following table shows the contribution to revenues and expenses and the loan closings of each of the Company's divisions for the quarters ended March 31, 1997, December 31, 1997 and March 31, 1998:

                                                            Page 14 of 28 pages

                                                For the Quarter Ended
                                     -----------------------------------------
                                        March 31,    December 31,    March 31,
                                          1997          1997           1998
                                     -------------  -------------  -----------
                                                 (In thousands)
FRESH START(TM):
     Revenue .....................   $    3,569.8    $  9,323.9    $  9,275.6
     Expenses ....................       (2,479.4)     (5,865.4)     (5,856.3)
                                     ------------    ----------    ----------
         Division contribution ...        1,090.4       3,458.5       3,419.3
                                     ------------    ----------    ----------

SPECIALTY LENDING:
     Revenue .....................           79.5       3,405.3       2,753.8
     Expenses ....................         (188.5)     (1,751.0)     (1,841.1)
                                     ------------    ----------    ----------
         Division contribution ...         (109.0)      1,654.3         912.7
                                     ------------    ----------    ----------

CONVENTIONAL MORTGAGE LENDING:
     Revenue .....................        3,796.5       5,050.7       6,663.1
     Expenses ....................       (2,261.0)     (3,099.3)     (3,807.2)
                                     ------------    ----------    ----------
         Division contribution ...        1,535.5       1,951.4       2,855.9
                                     ------------    ----------    ----------

OTHER REVENUE ....................          867.5          20.6         228.3
OTHER EXPENSES ...................       (2,263.9)     (3,175.9)     (3,313.9)
                                     ------------    ----------    ----------
     Pre-tax income ..............        1,120.5       3,908.9       4,102.3
PROVISION FOR PRO FORMA INCOME
TAX...............................          403.4       1,407.2       1,476.8
                                     ------------    ----------    ----------
PRO FORMA NET INCOME .............   $      717.1    $  2,501.7    $  2,625.5
                                     ============    ==========    ==========

LOAN CLOSINGS:
     Fresh Start(TM) .............   $   48,212      $ 90,774      $ 80,495
     Specialty Lending ...........        1,118        29,078        23,203
     Conventional Mortgage Lending      184,147       257,694       368,234
     Other .......................        2,955         5,215         9,090
                                     ------------    ----------    ----------
         Total Loan Closings .....   $  236,432      $382,761      $481,022
                                     ============    ==========    ==========

         Although revenues increased in the first quarter of 1998 compared to the fourth quarter of 1997 and the first quarter of 1997, the contribution by segment differed from quarter to quarter. In the first quarter of 1998, the Conventional Mortgage Lending division contributed $6.7 million, or 35.2%, of revenues, compared to $5.1 million, or 28.4%, in the fourth quarter of 1997 and $3.8 million, or 45.7%, in the first quarter of 1997. The Fresh Start(TM) division contributed $9.3 million, or 49.0%, of revenues in the first quarter of 1998, compared to $9.3 million, or 52.3%, in the fourth quarter of 1997 and $3.6 million, or 43.0%, in the first quarter of 1997. The Specialty Lending division contributed $2.8 million, or 14.6%, of revenues in the first quarter of 1998 compared to $3.4 million, or 19.1%, of revenues in the fourth quarter of 1997 and $79,500, or 1.0%, in the first quarter of 1997. The Company's pro forma net income increased from $2.5 million in the fourth quarter of 1997 to $2.6 million in the first quarter of



                                                             Page 15 of 28 pages

1998, an increase of $0.1 million, or 5.0%, and increased from $0.7 million in the first quarter of 1997, an increase of $1.9 million, or 266.6%.

THREE MONTHS ENDED MARCH 31, 1998
         VERSUS THREE MONTHS ENDED MARCH 31, 1997

         FRESH START(TM): The Fresh Start(TM) division generated $9.3 million in revenue in the first quarter of 1998 versus $3.6 million of revenue in the first quarter of 1997. The 159.8% increase in revenue is mainly attributable to a 138.6% increase in sales of Sub-Prime Home Equity Loans in the first quarter of 1998 compared to the first quarter of 1997, and to the division beginning to sell loans by bulk sales in the second quarter of 1997, which generate higher premiums than sales of individual loans. The greater loan sales are primarily attributable to (i) an increase in Sub-Prime Home Equity Loan closings as a result of more stores open in the first quarter of 1998 than in the first quarter of 1997 and an increase in same store loan closings, and (ii) the sale of $9.6 million more Sub-Prime Home Equity Loans in the first quarter of 1998 than were closed, compared to $10.4 million fewer in the first quarter of 1997. Stores that were open before January 1, 1997 closed an average of $9.9 million of Sub-Prime Home Equity Loans during the first quarter of 1998 compared to $9.6 million in the first quarter of 1997.

         Direct expenses of the Fresh Start(TM) division were $5.9 million on closings of $80.5 million (7.3%) in the first quarter of 1998 compared to $2.5 million on closings of $48.2 million (5.1%) in the first quarter of 1997. The 136.2% increase in expenses is partially attributable to the 67.0% increase in the volume of closed Sub-Prime Home Equity Loans and the opening of 13 new stores and one marketing center since July 1, 1997. Due to these new store openings (including four stores in the fourth quarter of 1997 and five stores in January 1998), the Company expects these stores to contribute significantly less to its revenues and net income and more to its expenses in the second and possible third quarters of 1998 than stores that have been in operation for at least twelve months. The stores opened in 1998 and some of the stores opened late in 1997 operated at a net loss aggregating approximately $1.6 million in the first quarter of 1998.

         SPECIALTY LENDING: The Specialty Lending division commenced its current operations in the first quarter of 1997. The staffing and expenses of the start-up were incurred with minimal contribution to revenues. Therefore, period to period comparisons are less meaningful. The division sold $1.5 million more High LTV Loans in the first quarter of 1998 than were closed, compared to $0.2 million fewer sold in the first quarter of 1997 than were closed.

         CONVENTIONAL MORTGAGE LENDING: The Conventional Mortgage Lending division generated $6.7 million in revenue in the first quarter of 1998 versus $3.8 million of revenue in the first quarter of 1997. The 75.5% increase in revenue is mainly attributable to a 59.6% increase in sales of Conventional Loans in the first quarter of 1998 compared to the first quarter of 1997. The greater loan sales are primarily attributable to an increase in Conventional Loan closings as a result of a more favorable interest rate environment, the hiring of additional




                                                             Page 16 of 28 pages
loan officers, and, to some extent, the significant efficiencies gained through the implementation of automated underwriting systems and other proprietary technology, partially offset by the sale of $35.0 million fewer Conventional Loans in the first quarter of 1998 than were closed, compared to $25.8 million more sold in the first quarter of 1997 than were closed. Management believes that a significant increase in interest rates could reduce the volume of Conventional Loans closed by the division as a result of a decrease in refinancing of existing mortgages by consumers.

         Direct expenses of the Conventional Mortgage Lending division were $3.8 million on closings of $368.2 million (1.03%) in the first quarter of 1998 compared to $2.3 million on closings of $184.1 million (1.23%) in the first quarter of 1997. The 68.4% increase in expenses is primarily attributable to the 100.0% increase in the volume of closed Conventional Loans. The Company believes that greater volumes contributed significantly to reducing expenses as a percentage of closings (1.03% in the first quarter of 1998 verses 1.23% in the first quarter of 1997) and, to some extent, implementation of automated underwriting systems and other proprietary technology contributed to increased efficiencies in its operations. Management believes that a significant increase in interest rates could reduce the volume of Conventional Loans closed by the division and, therefore, increase its per loan cost to originate Conventional Loans, reducing its profitability.

         OTHER REVENUE: Other revenue includes contributions from sales of marketable securities and government insured lending. Most of the other revenue in the first quarter of 1997 consisted of non-recurring (approximately $685,000) gains on sales of marketable securities. The first quarter of 1998 reflected the activity of government insured lending, including the gain on sale of government insured loans.

         OTHER EXPENSES: Other expenses include expenses not directly allocable to a particular division, such as the costs associated with the Company's legal, marketing, accounting, information systems, facilities management, servicing and general and administrative support teams. The direct expenses of government insured lending are also reflected within these expenses.

THREE MONTHS ENDED MARCH 31, 1998
         VERSUS THREE MONTHS ENDED DECEMBER 31, 1997

         FRESH START(TM): The Fresh Start(TM) division generated $9.3 million in revenue in the first quarter of 1998 and in the fourth quarter of 1997.
The 0.5% decrease in revenue is mainly attributable to lower weighted average loan fees and gains on sales of mortgages in the first quarter of 1998 and a change in the mix of "bulk" sales as a percentage of overall sales, substantially offset by a 14.3% increase in sales of Sub-Prime Home Equity
Loans in the first quarter of 1998 compared to the fourth quarter of 1997. The weighted average loan fees along with gains on sales of mortgages earned by the Company decreased by 6.7% in the first quarter of 1998 compared to the last half of 1997.

                                                        Page 17 of 28 pages

         These decreases were offset by the sale of $9.6 million more Sub-Prime Home Equity Loans in the first quarter of 1998 than were closed, compared to $11.9 million fewer in the fourth quarter of 1997. Management believes that loan closings were lower in the first quarter of 1998 versus the fourth quarter of 1997, partially due to the seasonality of the business and partially because the Company moved some of its higher producing loan officers into new stores in the first quarter. Stores that were opened before January 1, 1997 closed an average of $9.9 million of Sub-Prime Home Equity Loans during the first quarter of 1998 compared to $11.4 million in the fourth quarter of 1997. Management expects that the personnel relocations will result in short-term decreases in loan closings at the mature stores from which these new store managers were moved, but believes that these moves will enable the new stores to mature and reach full productivity more quickly.

         Direct expenses of the Fresh Start(TM) division were $5.9 million on closings of $80.5 million (7.3%) in the first quarter of 1998 compared to $5.9 million on closings of $90.8 million (6.5%) in the fourth quarter of 1997. Management believes that the increase in expenses as a percentage of closings is primarily due to the continuing absorption of the start-up expenses of the four new stores opened in the fourth quarter of 1997 and the five new stores opened in January 1998. A new store opening requires the Company to incur monthly expenses in excess of revenues generated by the new store until enough loans are closed for the store to reach break even. The Company expects these stores to contribute significantly less to its revenues and net income and more to its expenses in the second and possible third quarters of 1998.

         SPECIALTY LENDING: The Specialty Lending division generated $2.8 million in revenue in the first quarter of 1998 versus $3.4 million of revenue in the fourth quarter of 1997. The 19.1% decrease in revenue is mainly attributable to (i) a 11.0% decrease in sales of High LTV Loans in the first quarter of 1998 compared to the fourth quarter of 1997, and (ii) a 13.2% decrease in average loan fees and gains on sales of High LTV Loans in the first quarter of 1998 compared to the fourth quarter of 1997. Management believes that the lower loan sales are primarily attributable to an decrease in High LTV Loan closings as a result of (i) the conscious decision to shift part of the Company's Specialty Lending division's sales force to handle the high demand for Conventional Loans during the first quarter of 1998, and (ii) the seasonality of the business. The decrease in High LTV Loan closings was partially offset by the sale of $1.5 million more High LTV Loans in the first quarter of 1998 than were closed, compared to $1.3 million fewer in the fourth quarter of 1997. The Company expects that it will continue to shift part of the Specialty Lending division's sales force to handle Conventional Loans into the second quarter of 1998 and management believes expects this practice will reduce second quarter High LTV Loan closings from first quarter levels.

         Direct expenses of the Specialty Lending division were $1.8 million on closings of $23.2 million (7.9%) in the first quarter of 1998 compared to $1.8 million on closings of $29.1 million (6.0%) in the fourth quarter of 1997. The 31.6% increase in expenses as a percentage of closings is primarily attributable to increased marketing expenses.

                                                             Page 18 of 28 pages

         CONVENTIONAL MORTGAGE LENDING: The Conventional Mortgage Lending division generated $6.7 million in revenue in the first quarter of 1998 versus $5.1 million of revenue in the fourth quarter of 1997. The 31.9% increase in revenue is mainly attributable to a 41.9% increase in sales of Conventional Loans in the first quarter of 1998 compared to the fourth quarter of 1997. The greater loan sales are primarily attributable to an increase in Conventional Loan closings as a result of a more favorable interest rate environment, which caused a significant increase in loan refinancings, and, to some extent, the significant efficiencies gained through the implementation of automated underwriting systems and other proprietary technology, partially offset by the seasonality of the business and the sale of $35.0 million fewer Conventional Loans in the first quarter of 1998 than were closed, compared to $21.5 million fewer in the fourth quarter of 1997. Management believes that a significant increase in interest rates could reduce the volume of Conventional Loans closed by the division as a result of a decrease in refinancing of existing mortgages by consumers.

         Direct expenses of the Conventional Mortgage Lending division were $3.8 million on closings of $368.2 million (1.03%) in the first quarter of 1998 compared to $3.1 million on closings of $257.7 million (1.20%) in the fourth quarter of 1997. The 22.8% increase in expenses is primarily attributable to the 42.9% increase in the volume of closed Conventional Loans. The Company attributes the efficiency gain of 0.17% to economies of scale gained through increased loan closings and, to some extent, the significant efficiencies of the implementation of automated underwriting systems and other proprietary technology. Management believes that a significant increase in interest rates could reduce the volume of Conventional Loans closed by the division and, therefore, increase its per loan cost to originate Conventional Loans, reducing its profitability.


LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth information concerning the Company's financial condition as of December 31, 1997 and March 31, 1998:

                                                      December 31,            March 31,
                                                         1997                   1998
                                                     --------------       --------------
                                                                 (In thousands)
Cash and cash equivalents..........................  $       11,947       $        2,995
Mortgage loans held for sale.......................         121,344              123,206
Property and equipment, net........................           7,011                8,872
Other assets.......................................           4,127                4,883
                                                     --------------       --------------
    Total assets...................................  $      144,429       $      139,956
                                                     ==============       ==============
Warehouse borrowings...............................  $       97,455       $       73,456
Drafts payable.....................................          21,875               35,390
Other liabilities..................................           9,991               11,900
Shareholders' equity...............................          15,108               19,210
                                                     --------------       --------------
    Total liabilities and shareholders' equity.....  $      144,429       $      139,956
                                                     ==============        =============


                                                             Page 19 of 28 pages

         Cash and cash equivalents decreased in the first quarter of 1998 primarily due to the use of cash to pay down warehouse borrowings, partially offset by cash generated from operations. Mortgage loans held for sale increased due to higher volume of originations than sales in the first quarter of 1998 by the Conventional Mortgage Lending division, partially offset by the sale of more Sub-Prime Loans by the Company than it originated in the first quarter of 1998. See "Results of Operations." Property and equipment increased due to new Fresh Start(TM) store openings. Other assets at March 31, 1998 include loans to a shareholder of approximately $1.6 million, which were repaid out of the Shareholder Distribution Amount, approximately $1.2 million of loans held for investment, net of approximately $384,000 of allowances for losses on these loans, approximately $204,000 of real estate owned as a result of foreclosures, and approximately $1.9 million of miscellaneous assets.

         Warehouse borrowings and drafts payable increased due to the increase in volumes of originations and holding loans for longer periods of time. See "Results of Operations." The increase in other liabilities is due to increased trade payables relating to increases in the volume of loans closed and financing for equipment acquisitions. Shareholders' equity reflects the increase due to pre-tax income less distributions to shareholders to pay tax liabilities they incur as a result of the Company's status as an S corporation until May 6, 1998.

         Net cash provided by operating activities during the first three months of 1998 before increases or decreases in loans held for sale was approximately $19.9 million, compared to approximately $2.9 million in the first three months of 1997. Cash was provided primarily by (i) the Company's pre-tax income for the first three months of 1998 (approximately $4.8 million before depreciation and amortization, provision for credit losses and net gain on sales of marketable securities in 1998, compared to approximately $0.6 million in 1997), (ii) an increase in drafts payable, which represent funds advanced for loan closings that have not yet been drawn against the warehouse line of credit (approximately $13.5 million in 1998, compared to approximately $1.9 million in 1997), and
(iii) an increase in accounts payable and accrued expenses and other liabilities, primarily as a result of the increase in loan closings and the number of stores opened during 1998 (approximately $1.9 million in 1998, compared to approximately $0.2 million in 1997). These increases were partially offset by cash used to increase other assets, primarily related to prepaid expenses of the Offering.

         These sources of cash were partially offset primarily by cash used to fund the increase in loans held for sale resulting from the increased volume of closings in 1998 (approximately $1.9 million in 1998, compared to approximately $19.6 million provided by the decrease in loans held for sale in 1997). Cash was also used during the first three months of 1998 to purchase equipment for new stores (approximately $2.4 million in 1998, compared to approximately $0.9 million in 1997), and (ii) for real estate owned and loans held for investment (approximately $0.5 million in 1998, compared to zero in 1997). The Company also used cash to decrease borrowings under the Company's warehouse financing facilities (approximately $24.0 million in 1998, compared to approximately $20.9 million in the first three months of 1997). These uses of cash were financed primarily by cash generated by operations. During the first three months of 1997, cash was also used to purchase marketable securities (approximately $1.2



                                                             Page 20 of 28 pages
million and to fund advances to shareholders (approximately $0.9 million), and approximately $2.0 million of cash was provided by borrowings under notes payable.

         The Company has $350 million of warehouse financing facilities, an increase from $90 million of warehouse financing facilities as of March 31, 1997. The Company's warehouse line of credit currently provides for up to $150 million principal amount of demand loans secured by loans held for sale and other assets of the Company. Loans under the warehouse line of credit bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. Interest rates vary from the bank's prime rate to 1.5% to 2.5% over the federal funds rate (resulting in a weighted average interest rate of 6.97% during the first quarter of 1998). As of June 10, 1998, the Company had borrowed $85.4 million under this facility and had a maximum of $64.6 million available for additional borrowings.

         In addition to the $150 million warehouse line of credit, the Company's reverse repurchase arrangement provides that the lender, an affiliate of one of the representatives of the underwriters in the Company's Offering, will purchase from the Company at par, subject to the Company's agreement to repurchase on a daily basis, up to $200 million of fully-amortizing, first or junior lien residential mortgage loans and home equity loans that comply with the Company's origination guidelines and conform to whole and bulk loan sale requirements. This agreement is not a committed facility and the lender may elect to discontinue the repurchase agreement at any time. The term of any financing under the repurchase agreement matures and may be renewed on a daily basis. In any event, the arrangement terminates in March 1999. The effective weighted average interest rate to the Company of this arrangement in the first quarter of 1998 was 6.84%. The Company uses this facility as a supplemental borrowing facility to fund loans closed by the Company until they are sold. As of June 10, 1998, the Company had financed $16.8 million of loans under this facility and an additional $183.2 million was available for future financings.

         On May 6, 1998, the Company completed its Offering of 3,829,500 Common Shares, including 330,000 Common Shares sold by selling shareholders and 3,499,500 newly-issued Common Shares sold by the Company, at a price of $10.00 per share, for gross proceeds to the Company of $34,995,000, not including the $1,544,400 received by the Company upon exercise by the selling shareholders of options to purchase 330,000 common shares at $4.68 per share. These options were exercised by the selling shareholders to acquire the common shares they sold in the Offering. The estimated net proceeds to the Company from the sale of shares offered by it in the Offering, after deducting the underwriting discount and the estimated expenses of the Offering, were approximately $31,045,350. The Offering was underwritten by a group of underwriters for which Bear, Stearns & Co. Inc., Prudential Securities Incorporated and Roney & Co. served as representatives. The December 31, 1997 and March 31, 1998 balance sheets include approximately $55,000 and $435,000 of capitalized costs directly associated with the Offering. For a description of the pro forma effects of the offering on the Company's balance sheet, see note 5 of the Notes to Financial Statements in Item 1 of this Report.


                                                             Page 21 of 28 pages

         The net proceeds of the Offering, together with cash flows from operations, are expected to be sufficient to fund the Company's liquidity requirements for the next 12 months, if the Company's future operations are consistent with management's expectations. The Company, however, expects to continue its expansion and expects that eventually it will need to arrange for additional sources of capital through the issuance of debt, equity or additional bank borrowings. The Company has no commitments for any such additional financings, and there can be no assurance that the Company will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to the Company. In such event, the Company's growth and operations could be curtailed. If the Company begins to securitize its assets or significantly increases its retained mortgage servicing rights, the Company's liquidity could be materially adversely affected.



                                                        Page 22 of 28 pages

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not Applicable.

                                                        Page 23 of 28 pages

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Changes in Articles of Incorporation and Bylaws.

         Effective February 18, 1998, the Company's Board of Directors and shareholders approved an amendment and restatement of the Company's Articles of Incorporation to (i) eliminate the provisions in the restated Articles of Incorporation relating to a stock split effected January 8, 1997, (ii) increase the number of authorized Common Shares, par value $0.01 per share, to 50,000,000, (iii) reorganize the Board of Directors into three classes with staggered terms ending on the first, second, or third succeeding Annual Meeting of Shareholders of the Company and provide that directors may only be removed for cause, and (iv) provide that no majority written shareholder consent is effective unless the proposed action is approved by the Board of Directors before the consent of shareholders is executed. Effective February 18, 1998, the Board of Directors and Shareholders also approved amended and restated bylaws of the Company. The new bylaws require that nominations of persons for election to the Company's Board of Directors may be made at a meeting of shareholders by or at the direction of the board of Directors or by any shareholder of the Company entitled to vote for the election of directors at the meeting who complies with the notice and information procedures described in the bylaws.

         As a result of the increase in the number of authorized Common Shares, the additional shares are available for issuance by the Board of Directors of the Company for raising additional capital, stock options, acquisitions, stock splits, stock dividends or other corporate purposes. The other amendments to the Articles of Incorporation and the bylaws could delay, deter or prevent the removal of incumbent officers and directors of the Company, and, therefore, a tender offer or takeover attempt that a shareholder might consider in his or her best interests, including those attempts that might result in a premium over the market price for the shares held by the Company's shareholders.

         (c)      Unregistered Securities Offerings.

         Effective May 6, 1998, the Company granted options under the Amended and Restated Rock Financial Corporation 1996 Stock Option Plan to purchase an aggregate of 888,500 Common Shares, par value $0.01 per share, at an exercise price equal of $10.00 to 141 key employees and directors of the Company. Three of the options, exercisable to purchase an aggregate of 450,000 Common Shares, granted to key employees who were selling shareholders in the Company's initial public offering, are 100% vested. Three of the options, exercisable to purchase an aggregate of 45,000 Common Shares, granted to directors who are not officers or employees of the Company, vest one third immediately, and the balance in 20% cumulative annual installments beginning May 6, 1999. The remaining options vest in 20% cumulative annual installments beginning May 6, 1999. Such options and the underlying Common Shares were not registered, but were issued in reliance upon the exemption from registration contained in Section 4(2) under the Securities Act of 1933. The Company has filed a Registration

                                                             Page 24 of 28 pages

Statement on Form S-8 with respect to the sale of Common Shares upon exercise of these options effective May 29, 1998.

         (d)      Use of Proceeds.

         On May 6, 1998, the Company completed its initial public offering (the "Offering") of 3,829,500 Common Shares, par value $0.01 per share, including 330,000 Common Shares sold by selling shareholders and 3,499,500 newly-issued Common Shares sold by the Company, at a price of $10.00 per share, for gross proceeds to the Company of $34,995,000, not including the $1,544,400 received by the Company upon exercise by the selling shareholders of options to purchase 330,000 common shares at $4.68 per share. These options were exercised by the selling shareholders to acquire the common shares they sold in the Offering. The Offering was underwritten by a group of underwriters for which Bear, Stearns & Co. Inc., Prudential Securities Incorporated and Roney & Co. served as representatives. The effective date of the Company's Registration Statement on Form S-1 (file no. 333-46885) in connection with the Offering was May 1, 1998. The Offering commenced on May 1, 1998 and closed on May 6, 1998 after the sale of all securities registered, including the 499,500 shares offered by the Company pursuant to an option granted to the Underwriters to cover over-allotments. The following table provides information regarding the Offering.

                                  The Company         The Selling Shareholders
                                  -----------         ------------------------
  Amount Registered               3,499,500 shares    330,000 shares
  Aggregate Offering Price
           of Amount Registered   $34,995,000         $3,300,000
  Amount Sold                     3,499,500 shares    330,000 shares
  Aggregate Offering Price
           of Amount Sold         $34,995,000         $3,300,000

         The following table provides information concerning the estimated amount of expenses incurred for the Company's account in connection with the Offering through May 31, 1998:

                                        Payments to "Affiliates"*  Payments to Others
                                        -------------------------  ------------------

Underwriting discounts and commissions          $    0             $2,449,650
Finder's fees                                   $    0             $        0
Expenses paid to or for underwriters            $    0             $    7,522
Other expenses                                  $1,347             $1,491,131**
                                                ------             ------------
                  Total expenses                $1,347             $3,948,303**
                                                ======             ============

________________
*Includes direct or indirect payments to directors and officers of the Company and their associates, to persons owning ten percent or more of any class of equity securities of the issuer, and to affiliates of the issuer. The amounts shown represent the portion of the filing fees paid by the Company relating to the Common Shares sold by the Selling Shareholders.
**Estimated.

                                                             Page 25 of 28 pages

         The estimated net Offering proceeds to the Company after deducting the total estimated expenses described above is $31,045,350. The following table provides information concerning the amount of the net Offering proceeds to the Company used for the following purposes through May 31, 1998:


                                                         Payments to "Affiliates"*          Payments to Others
                                                         -------------------------          ------------------
         Construction of plant, building and facilities         $         0                    $         0
         Purchase and installation of machinery
                  and equipment                                 $         0                    $         0
         Purchases of real estate                               $         0                    $         0
         Acquisition of other business(es)                      $         0                    $         0
         Repayment of indebtedness                              $         0                    $11,445,350
         Working capital                                        $         0                    $         0
         Temporary investment                                   $         0                    $         0
         Other purposes (payment of the estimated
                  Shareholder Distribution Amount)              $19,600,000                    $         0
                                                                -----------                    -----------
                  Total uses                                    $19,600,000                    $11,445,350
                                                                ===========                    ===========

____________________
*Includes direct or indirect payments to directors and officers of the Company and their associates, to persons owning ten percent or more of any class of equity securities of the issuer, and to affiliates of the issuer. The amounts shown represent the payment out of the proceeds of the Offering of a dividend to the Company's pre-Offering shareholders equal to the estimated entire amount of the Company's income taxed or taxable to such shareholders while the Company was an S corporation, but not yet distributed to them (the "Shareholder Distribution Amount").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By unanimous written consent dated February 18, 1998, the Company's shareholders approved the Offering (see Item 2(d)), the Company's Amended and Restated Articles of Incorporation and Bylaws (see Item 2(a)), amendments to Employment Agreements with the Selling Shareholders in the Offering, the dividend of the Shareholder Distribution Amount (see Item 2(d)), an increase in the number of shares subject to the 1996 Stock Option Plan to 4,500,000 Common Shares, a Tax Indemnification Agreement between the Company and its pre-Offering shareholders, an Amended and Restated Shareholders Agreement, among the Company, the pre-Offering shareholders and the Selling Shareholders in the Offering, the election of officers of the Company, and the election (in lieu of the 1998 Annual Meeting of Shareholders) of Daniel Gilbert, Steven Stone and Gary Gilbert as Class III, Class II and Class I directors, respectively, to serve until the 2001, 2000 and 1999 Annual Meetings of Shareholders, respectively.

         By unanimous written consent dated April 10, 1998, the Company's shareholders approved the election of David A. Brandon, David Katzman and Robert
V. Schechter as

                                                             Page 26 of 28 pages

Class III, Class II and Class I directors, respectively, to serve until the 2001, 2000 and 1999 Annual Meetings of Shareholders, respectively, created a Compensation Committee and an Audit Committee of the Board of Directors of the Company and appointed Messrs. Brandon and Katzman as the members of each of such committees, approved the Company's new form of common share certificate and approved the manner of exercise of stock options by the Selling Shareholders in connection with the Offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1 Form of Stock Option Agreement granted under the 1996 Stock Option Plan.

                  10.2 Letter Agreement, dated as of May 1, 1998, between Rock Financial Corporation and Bear Stearns Home Equity Trust.

                  27.1      Financial Data Schedule.

         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed by the Registrant
                  during the quarter for which this report is filed.


                                                             Page 27 of 28 pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ROCK FINANCIAL CORPORATION
                                                 (Registrant)

Date:  June 15, 1998                  By:  /s/ DANIEL GILBERT
                                           --------------------------------
                                               DANIEL GILBERT
                                               Its:  Chairman of the Board and
                                                     Chief Executive Officer
                                                     (Duly Authorized Officer)


Date:  June 15, 1998                  By:  /s/ FRANK E. PLENSKOFSKI
                                           ------------------------
                                               FRANK E. PLENSKOFSKI
                                               Its:  Chief Financial Officer
                                                     (Principal Accounting
                                                      Officer)



                                                             Page 28 of 28 pages

                                  EXHIBIT INDEX

Exhibit           Description

10.1   Form of Stock Option Agreement granted under the 1996 Stock Option Plan.
10.2 Letter Agreement, dated as of May 1, 1998, between Rock Financial Corporation and Bear Stearns Home Equity Trust.
27.1   Financial data schedule.