Form 10-Q
period 1998-06-30
ROCK FINANCIAL CORP/MI/
filed 1998-08-14
CIK 1055286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  -----------
Commission file number 000-23887

                           ROCK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                    38-2603955
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

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Number of common shares outstanding as of August 7, 1998:  13,833,500




                                                             Page 1 of 31 pages

                           ROCK FINANCIAL CORPORATION

                                Table of Contents
                                -----------------


                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I--FINANCIAL INFORMATION...........................................................3
         ITEM 1.  FINANCIAL STATEMENTS..................................................3
                  BALANCE SHEETS........................................................3
                  STATEMENTS OF INCOME..................................................4
                  STATEMENT OF SHAREHOLDERS' EQUITY.....................................5
                  STATEMENTS OF CASH FLOWS..............................................6
                  NOTES TO FINANCIAL STATEMENTS.........................................7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................................10
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........29


PART II--OTHER INFORMATION.............................................................29
         ITEM 5.  OTHER INFORMATION....................................................29
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................30


SIGNATURES.............................................................................31





                                                            Page 2 of 31 pages

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ROCK FINANCIAL CORPORATION
                                 BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1998

                                                                               December 31,           June 30,
                                                                                   1997                 1998
                                 ASSETS                                          (Audited)           (Unaudited)
                                                                                 -----------           ----------
Cash and cash equivalents...............................................         $11,946,992           $2,080,091
Mortgage loans held for sale............................................         121,343,814           91,668,241
Mortgage loans held for investment (net of allowance for
     losses of $270,000 and $361,121 at December 31,
     1997 and June 30, 1998, respectively)..............................             810,293            1,316,217
Real estate owned.......................................................             158,271              181,651
Shareholders' advances..................................................           1,626,519                   --
Property and equipment (net of accumulated depreciation of
     $3,429,862 and $4,481,912 at December 31, 1997 and
     June 30, 1998, respectively).......................................           7,010,537            9,477,673
Deferred income taxes...................................................                  --            1,564,850
Other assets............................................................           1,532,471            1,469,854
                                                                                 -----------          -----------

Total assets............................................................        $144,428,897         $107,758,576
                                                                                ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Warehouse line of credit...........................................         $79,293,856          $27,121,026
     Reverse repurchase agreement.......................................          18,161,423            2,385,774
     Notes payable......................................................           1,944,445                   --
     Drafts payable.....................................................          21,875,184           34,209,313
     Accounts payable...................................................           3,255,503            4,825,641
     Accrued expenses and other liabilities.............................           4,790,350            7,789,394
                                                                                 -----------          -----------
         Total liabilities..............................................         129,320,761           76,281,148
                                                                                 -----------           ----------
Shareholders' equity:
     Common shares, $.01 par value. Authorized 50,000,000
         shares; issued and outstanding 10,000,000 shares
         and 13,829,500 shares at December 31, 1997 and
         June 30, 1998, respectively....................................             100,000              138,295
     Additional paid-in capital.........................................           1,423,750           26,404,790
     Retained earnings..................................................          13,584,386            4,934,343
                                                                                 -----------           ----------
         Total shareholders' equity.....................................          15,108,136           31,477,428
                                                                                 -----------         ------------

Total liabilities and shareholders' equity..............................        $144,428,897         $107,758,576
                                                                                ============         ============



                                                              Page 3 of 31 pages

                           ROCK FINANCIAL CORPORATION


                             STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)




                                                                     For the Three-Month                        For the Six-Month
                                                                   Periods Ended June 30,                    Periods Ended June 30,
                                                                 -------------------------                 ------------------------
                                                                 1997                 1998                 1997             1998
                                                                 ----                 ----                 ----             ----
Revenue:
       Interest income.................................         $1,522,869           $3,128,445           $2,792,689     $6,227,712
       Interest expense................................          1,069,307            1,882,191            1,933,131      3,619,827
                                                                ----------            ---------           ----------     ----------
           Net interest margin.........................            453,562            1,246,254              859,558      2,607,885
       Provision for credit losses.....................                 --              135,240                   --        249,710
                                                                ----------           ----------           ----------     ----------
           Net interest margin after provision for
               credit losses...........................            453,552            1,111,014              859,558      2,358,175
       Loan fees and gains on sale of mortgages........         10,894,441           20,976,499           18,067,051     38,639,830
       Net gain (loss) on sale of marketable
           securities..................................            (18,085)                  --              666,974             --
       Other income....................................             50,878                7,315              100,415         17,734
                                                                ----------           ----------           ----------     ----------
                                                                11,380,796           22,094,828           19,693,998     41,015,739
                                                                ----------           ----------           ----------     ----------

Expenses:
       Salaries, commissions and employee benefits               5,347,100            9,650,074           10,365,875     18,196,241
       General and administrative expenses.............          1,728,746            3,267,659            3,044,872      6,097,754
       Marketing expenses..............................            906,013            3,560,772            1,550,217      6,460,478
       Depreciation and amortization...................            179,237              509,395              392,868      1,052,050
                                                                ----------           ----------           ----------     ----------
                                                                 8,161,096           16,987,900           15,353,882     31,806,523
                                                                ----------           ----------           ----------     ----------
Income before income taxes.............................          3,219,700            5,106,928            4,340,166      9,209,216
Income taxes due to quarterly earnings.................                 --            1,123,524                   --      1,123,524
Income tax benefit due to conversion of "S" Corp.                       --             (950,939)                  --       (950,939)
                                                                ----------           ----------           ----------     ----------
           Net income                                           $3,219,700           $4,934,343           $4,340,166     $9,036,631
                                                                ==========           ==========           ==========     ==========

Pro forma information (note 5):
       Income before income taxes                                3,219,700            5,106,928            4,340,166      9,209,216
       Provision for pro forma income taxes............          1,094,698            1,736,356            1,475,656      3,181,188
                                                                ----------           ----------           ----------     ----------
       Pro forma net income............................         $2,125,002           $3,370,572           $2,864,510     $6,078,088
                                                                ==========           ==========           ==========     ==========

Pro forma earnings per share:
       Basic...........................................              $0.15                $0.24                $0.21          $0.44
                                                                     =====                =====                =====          =====
       Diluted.........................................              $0.14                $0.23                $0.19          $0.41
                                                                     =====                =====                =====          =====

Dividends declared per share...........................              --                   $0.02                --             $0.02
                                                                     ==                   =====                ==             =====

Pro forma weighted average number of shares outstanding:
        Basic.......................................            13,829,500           13,829,500           13,829,500     13,829,500
                                                                ==========           ==========           ==========     ==========
        Diluted.....................................            14,945,181           14,945,181           14,945,181     14,945,181
                                                                ==========           ==========           ==========     ==========

                                                           Page 4 of 31 pages

                      STATEMENT OF SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1998
                                 (UNAUDITED)




                                                                                   ADDITIONAL                           TOTAL
                                                                  COMMON            PAID-IN        RETAINED         SHAREHOLDERS'
                                                                   SHARES           CAPITAL        EARNINGS             EQUITY
                                                                  --------         -----------     --------         -------------

Balance January 1, 1998................................           $100,000           $1,423,750     $13,584,386       $15,108,136
S corporation shareholder distribution.................                                              (5,380,500)       (5,380,500)
Proceeds from initial public offering..................             38,295           32,551,455                        32,589,750
Distribution to S corporation shareholders
       in connection with conversion to a
       C corporation...................................                              (7,570,415)    (12,029,585)      (19,600,000)
Cash dividends to C corporation shareholders...........                                                (276,589)         (276,589)
Net income     ........................................                                               9,036,631         9,036,631
                                                                  --------            ---------       ---------       -----------

Balance June 30, 1998                                             $138,295          $26,404,790      $4,934,342       $31,477,428
                                                                  ========          ===========      ==========       ===========

                                                            Page 5 of 31 pages

                           ROCK FINANCIAL CORPORATION


                           STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)



                                                                                     For the Six-Month
                                                                                  Periods Ended June 30,
                                                                              ------------------------------
                                                                              1997                      1998
                                                                              -----                     -----
Cash flows from operating activities:
     Net income...............................................               $4,340,166                $9,036,631
                                                                             ----------                ----------
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization........................                  392,868                 1,052,050
         Provision for credit losses..........................                       --                   249,710
         Net gain on sales of marketable securities...........                 (666,974)                       --
         Change in assets and liabilities:
              Mortgage loans held for sale - originations.....             (501,562,495)             (969,163,180)
              Mortgage loans held for sale - sales............              526,108,060               998,838,753
              Deferred income taxes...........................                       --                (1,564,850)
              Other assets....................................                   28,531                    62,617
              Drafts payable..................................                4,831,072                12,334,129
              Accounts payable................................                 (263,719)                1,570,138
              Accrued expenses and other liabilities..........                1,422,333                 2,949,044
                                                                            -----------               -----------
                  Total adjustments...........................               30,289,676                46,328,411
                                                                            -----------               -----------
                  Net cash provided by operating activities...               34,629,842                55,365,042
                                                                            -----------               -----------
Cash flows from investing activities:
     Proceeds from sale of marketable securities..............                3,755,443                        --
     Purchase of marketable securities........................               (3,295,180)                       --
     Net increase in real estate owned and loans
         held for investment..................................                       --                  (779,013)
     Purchase of equipment....................................               (2,740,310)               (3,519,186)
     Shareholder (advances) repayments........................               (3,093,286)                1,626,519
                                                                            -----------                ----------
              Net cash used in investing activities...........               (5,373,333)               (2,671,680)
                                                                            -----------               -----------
Cash flows from financing activities:
     Net payments under warehouse
         line of credit.......................................              (30,077,983)              (52,172,830)
     Net payments under reverse
         repurchase agreement.................................                       --               (15,775,649)
     Net (payments) borrowings under notes payable............                1,977,778                (1,944,445)
     Net proceeds from initial public offering................                       --                31,045,350
     Proceeds from exercised options..........................                       --                 1,544,400
     Cash dividends...........................................                       --                  (276,589)
     S Corporation distributions..............................               (1,995,848)              (24,980,500)
                                                                            -----------               -----------
              Net cash used in financing activities...........              (30,096,053)              (62,560,263)
                                                                            -----------               -----------
Net decrease in cash and cash equivalents.....................                 (839,544)               (9,866,901)
Cash and cash equivalents, beginning of period................                3,288,751                11,946,992
                                                                            -----------               -----------
Cash and cash equivalents, end of period......................               $2,449,207                $2,080,091
                                                                             ==========                ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest.................               $2,022,490                $3,686,167
                                                                             ==========                ==========
     Transfers of loans from held for sale to held
         for investment.......................................               $       --                  $551,804
                                                                             ==========                ==========
     Transfers of loans from held for investment to
         real estate owned....................................               $       --                   $45,880
                                                                             ==========                ==========

                                                            Page 6 of 31 pages

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

     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes to such financial statements for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1 (file no. 333-46885), effective May 1, 1998.

2.       MORTGAGE LOANS HELD FOR SALE AND HELD FOR INVESTMENT:

     The following summarizes mortgage loans held for sale by type at December 31, 1997 and June 30, 1998:




                                                                     December 31,     June 30,
                                                                        1997           1998
                                                                     ------------   -----------
Prime loans held for sale.....................................       $74,049,209    $65,839,491
Sub-prime loans held for sale.................................        38,372,558     21,893,700
High LTV loans held for sale..................................         9,194,343      4,134,427
                                                                      ----------     ----------
                                                                     121,616,110     91,867,618
Net deferred loan origination costs (fees)....................         (272,296)      (199,377)
                                                                      ----------     ----------
    Mortgage loans held for sale..............................      $121,343,814    $91,688,241

     Included in mortgage loans held for investment at December 31, 1997 was an allowance for credit losses of $270,000, which was established in 1997 through a provision of $300,000 offset by charge-offs of $30,000. Included in mortgage loans held for investment at June 30, 1998 was an allowance for credit losses of $361,121, which included a provision of $249,710 in the first six months of 1998, offset by charge-offs of $158,589.

     As of December 31, 1997, there were no loans held for sale that were greater than 90 days past due. As of June 30, 1998, there were approximately $315,000 of loans held for sale



                                                             Page 7 of 31 pages

                           ROCK FINANCIAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

that were greater than 90 days past due. Subsequent to June 30, 1998, approximately $143,000 of these loans were transferred to loans held for investment and approximately $172,000 were transferred to real estate owned. As of December 31, 1997, there were approximately $72,000 of loans held for investment that were greater than 90 days past due, $25,000 of which was classified as nonaccrual. As of June 30, 1998, there were approximately $614,008 of loans held for investment that were greater than 90 days past due, all of which were classified as nonaccrual.

3.       INITIAL PUBLIC OFFERING AND RELATED MATTERS:

     On May 6, 1998, the Company completed its initial public offering (the "Offering") of 3,829,500 Common Shares, including 330,000 Common Shares sold by selling shareholders and 3,499,500 newly-issued Common Shares sold by the Company, at a price of $10.00 per share, for gross proceeds to the Company of $34,995,000, not including the $1,544,400 received by the Company upon exercise by the selling shareholders of options to purchase 330,000 common shares at $4.68 per share. These options were exercised by the selling shareholders to acquire the common shares they sold in the Offering. The estimated net proceeds to the Company from the sale of shares offered by it in the Offering, after deducting the underwriting discount and the estimated expenses of the Offering, were approximately $31,045,350. The Offering was underwritten by a group of underwriters for which Bear, Stearns & Co. Inc., Prudential Securities Incorporated and Roney & Co. served as representatives. The December 31, 1997 balance sheet includes approximately $55,000 of capitalized costs directly associated with the Offering.

     The Company's June 30, 1998 balance sheet reflects the following in connection with the Offering: (1) the distribution from retained earnings of a $25.0 million dividend (including the $5.4 million tax distribution to existing shareholders on April 10, 1998) to the Company's then existing shareholders, effective immediately before the closing of the Offering and payable out of the proceeds of the Offering, equal to the entire amount of the Company's income taxed or taxable to the existing shareholders while the Company was an S corporation, but not yet distributed to them (the "Shareholder Distribution Amount"), (2) the establishment of a deferred tax asset of $1.8 million along with the creation of a current income tax liability of approximately $0.9 million in connection with the termination of the Company's S corporation status as of May 6, 1998, (3) the repayment by one of the Company's shareholders of the entire outstanding balance of shareholder advances (approximately $1.6 million) with his share of the Shareholder Distribution Amount, and the Company's use of that cash to repay a portion of the amounts outstanding under its warehouse line of credit, (4) the receipt by the Company of approximately $1.5 million upon exercise by certain of the Company's option holders of 330,000 options at $4.68 a share to acquire the Common Shares they sold in the Offering and the Company's application of the estimated net proceeds therefrom to repay a portion of the amounts outstanding under its warehouse line of credit, and (5) the sale of the Common Shares offered by the Company in the Offering and the application of the estimated net proceeds therefrom to fund the Shareholder Distribution Amount and repay a portion of the
                                                            Page 8 of 31 pages

                           ROCK FINANCIAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


amounts outstanding under its warehouse line of credit. Due to the payment of the estimated accumulated Subchapter S corporate earnings paid to the shareholders in the Shareholder Distribution Amount of $25.0 million, the Company does not expect to have any undistributed "S" corporation earnings. The principal component of the Company's deferred tax asset is related to the temporary differences between tax and book accounting for recognition of gains on sales of mortgage loans. The amount of the deferred tax asset recorded was based on the amount of such temporary differences at May 6, 1998, the date of revocation of the Company's S corporation status.

        For a description of the pro forma provision for income tax, see note 5.

4.  RELATED PARTY TRANSACTIONS:

         On May 6, 1998, the Company's short-term advances to a shareholder were repaid in full out of the proceeds of the Shareholder Distribution Amount.

5.  UNAUDITED PRO FORMA FINANCIAL INFORMATION:

     The pro forma financial information has been presented to show what the significant effects on the historical results of operations might have been had the Company not been treated as an S corporation for income tax purposes as of the beginning of the earliest period presented. The presentation of pro forma net income represents the historical results of operations adjusted to recognize federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation for all of the periods presented, using a pro forma combined federal and state income tax rate of approximately 34.0%.

     Pro forma basic earnings per share has been computed by dividing pro forma net income by the 13,829,500 average shares assumed to be outstanding including the 3,499,500 shares sold by the Company in the Offering and the 330,000 shares sold by certain existing shareholders in the Offering (after exercising options to purchase those shares from the Company). Pro forma diluted earnings per share has been computed by dividing pro forma net income by the 14,945,181 average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in the Offering and the 330,000 shares to be sold by certain existing shareholders in the Offering (after exercising options to purchase those shares from the Company) as well as the number of common stock equivalent shares assumed to be outstanding upon exercise of the Company's stock options existing as of June 30, 1998, using the treasury stock method and the $10.25 per share closing market price of the Company's common shares as of June 30, 1998, as reported by The Nasdaq Stock Market.

                                                          Page 9 of 31 pages

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS

     With the exception of historical information, certain of the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. The words and phrases "should be," "will be," "predicted," "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views in respect to future events in financial performance, but are subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause its actual results to differ materially from historical results or any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors described under the caption "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 (file no. 333-46885) effective May 1, 1998 and elsewhere in this Report.

GENERAL

     The Company is a specialty finance company marketing conventional and sub-prime debt consolidation and home financing loans, secured primarily by first or second mortgages on one- to four-family, owner-occupied residences. The Company originates loans through 27 stores and branches, one marketing center and one call center. Founded in 1985 by its current Chief Executive Officer and Chairman of the Board, Daniel Gilbert, the Company originates 100% of its loans through its retail operations, marketing its loans directly to consumers.

     The Company currently operates through three major divisions. The Company originates Sub-Prime Loans to individuals with impaired credit characteristics, high levels of debt service to income, unfavorable past credit experience, limited credit history, limited employment history or unverifiable income through its Fresh Start(TM) division, created in 1994. The Company originates home equity second mortgage loans to individuals with good credit histories but little or no equity in their homes ("High LTV Loans") through its Specialty Lending division, which commenced its current operations in March 1997. Since its inception in 1985, the Company has originated Conventional Loans that generally conform to FNMA or Freddie Mac underwriting standards, or that generally meet such standards except for maximum loan size guidelines, through its Conventional Mortgage Lending division. In addition, the Company began to increase its government insured lending operations in 1997, primarily making mortgage loans that meet the underwriting standards for FHA insurance.

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES

     Simultaneously with the closing of the Company's initial public offering on May 6, 1998 (the "Offering"), the Company ceased to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). In connection with the termination of its S corporation status, the Company paid the Shareholder Distribution Amount out of the net proceeds of the Offering to the Company's shareholders existing immediately before the


                                                            Page 10 of 31 pages
closing of the Offering (the "Existing Shareholders"). The Shareholder Distribution Amount (including the approximately $5.4 million tax distribution to existing shareholders on April 10, 1998) was approximately $25.0 million, and is subject to adjustment upon final determination of the amount of taxable income through May 5, 1998.

     As an S corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal and state tax purposes. As a result of the termination of its S corporation status, the Company is subject to federal and state income taxation and recorded a $1.8 million deferred tax asset on its balance sheet in the second quarter of 1998. The amount of the deferred tax asset is based on timing differences between tax and book accounting relating principally to marking loans to market for tax purposes. The pro forma provision for income taxes in the interim statements of income show results as if the Company had been subject to federal and state taxation at the tax rates effective for the periods presented.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998
      VERSUS THREE MONTHS ENDED JUNE 30, 1997

     The following table sets forth the revenues and expenses and net income for the Company for the three months ended June 30, 1997 and 1998:



                                                                       Three Months Ended June 30,
                                                                       ----------------------------
                                                                     1997                      1998
                                                                     ----                      ----
                                                                             (In thousands)
         Total revenue before losses on sale of marketable
           securities................................         $      11,399             $      22,095
         Net loss on sale of marketable
           securities................................                   (18)                       --
                                                              -------------             -------------
         Total revenue...............................                11,381                    22,095
         Total expenses..............................                (8,161)                  (16,988)
                                                              -------------             -------------
         Income before income taxes..................                 3,220                     5,107
         Income taxes due to quarterly earnings......                    --                     1,124
         Income tax benefit due to conversion
           of "S" Corp...............................                    --                      (951)
                                                              -------------             -------------


         Net income..................................         $       3,220             $       4,934
                                                              =============             =============


        During the second quarter of 1998, the Company closed $512.1 million of loans (5,428 loans), an increase of $244.5 million, or 91.3%, from the $267.6 million of loans (2,828 loans) closed in the second quarter of 1997. The Company's total revenues increased to $22.1 million in the second quarter of 1998 from $11.4 million in the second quarter of 1997, an increase of $10.7 million, or 94.1%. The increase in revenues is primarily due to (i) an increase of $211.4 million, or 108.3%, in the volume of Conventional Loans sold by the Company in the second quarter of 1998 compared to the second quarter of 1997,
(ii) an

                                                            Page 11 of 31 pages
increase of $38.1 million, or 58.9%, in the volume of Sub-Prime Loans sold by the Company in the second quarter of 1998 compared to the second quarter of 1997, (iii) an increase of $9.8 million or 92.0% in the volume of High LTV Loans sold by the Company in the second quarter of 1998 compared to the second quarter of 1997, and (iv) a 21.8% increase in average loan fees and gains on sale of Conventional Loans, partially offset by a 17.2% decrease in average loan fees and gains on sale of High LTV Loans, in the second quarter of 1998 compared to the second quarter of 1997.

     In addition to the above factors which account for the changes in revenue from the three months ended June 30, 1997 versus the three months ended June 30, 1998, a contributing factor in the Company's revenue for the three months ended June 30, 1998 was the $31.5 million decrease in loans held for sale in the second quarter. The decrease was due to the Company selling $541.0 million in loans while disbursing $509.5 for closed loans in the second quarter. The decrease in loans held for sale included decreases of $26.0 million in Conventional Loans, $1.8 million in Sub-Prime Loans and $3.7 million in High LTV Loans in the second quarter.

     Total expenses increased from $8.2 million in the second quarter of 1997 to $17.0 million in the second quarter of 1998, an increase of $8.8 million, or 108.2%, primarily due to increased commissions, increased occupancy costs for new stores, increases in marketing and advertising expenses associated with these new store openings, and increases in general and administrative expenses that fluctuate with increases in volumes of loans closed and numbers of employees.

     The 17 branches and stores along with the marketing center that have opened since July 1, 1997 (including four branches and stores in the third quarter of 1997, four stores in the fourth quarter of 1997, five stores in January 1998, three branches in the second quarter of 1998 and one branch in the third quarter of 1998), contributed significantly less to the Company's revenues and net income in the second quarter of 1998 than stores that have been in operation for at least twelve months. The stores opened in January 1998 and some of the stores opened late in 1997 operated at a net loss aggregating approximately $1.0 million in the second quarter of 1998. The Company believes that its new stores generally mature over a twelve- to eighteen-month time period.


                                                            Page 12 of 31 pages

         The following table sets forth information regarding the components of the Company's revenues for the three months ended June 30, 1997 and 1998:




                                                                                        Three Months
                                                                                       Ended June 30,
                                                                                 -------------------------
                                                                                 1997                 1998
                                                                                 ----                 ----
                                                                                       (in thousands)
Interest income........................................................          $1,523               $3,128
Interest expense.......................................................          (1,069)              (1,882)
                                                                                -------               ------
     Net interest margin...............................................             454                1,246
Provision for credit losses............................................              --                 (135)
                                                                                -------              -------
     Net interest margin after provision for credit losses.............             454                1,111
Loan fees and gains on sale of mortgages...............................          10,894               20,977
Net loss on sale of marketable securities..............................             (18)                  --
Other income...........................................................              51                    7
                                                                                -------              -------
     Total revenue.....................................................         $11,381              $22,095
                                                                                =======              =======

     Net interest margin increased to $1.2 million in the second quarter of 1998 from $0.5 million in the second quarter of 1997, an increase of $.7 million, or 174.4%. The increase was primarily due to (i) the increase in the dollar volume of loans closed by the Company, (ii) an increase in the portion of loans sold on a "bulk" or assignment of trade basis, rather than on a "flow" basis, resulting in an increase in the length of time loans were held before sale, which allowed the Company to take advantage of the positive net interest margin, (iii) a decrease in the weighted average interest rates charged on the Company's borrowing facilities (from 7.25% in the second quarter of 1997 to 6.95% in the second quarter of 1998), and (v) the Company's increased use of internally-generated cash to fund its loans.

     The Company may be required to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. In addition, by increasing net interest margin by holding loans for longer periods of time, the Company is subject to a higher risk of delinquencies and resulting foreclosure losses. The Company did not record a provision for credit losses in the second quarter of 1997 and recorded a provision for credit losses of approximately $135,000 in the second quarter of 1998 for future repurchase or substitution requirements relating to loans sold before June 30, 1997 and 1998, respectively, and credit risk for loans held for sale and investment. During the second quarters of 1997 and 1998, no loans were reclassified as real estate owned. There were no charges against the reserve in the second quarter of 1997 and charges of approximately $158,000 in the second quarter of 1998.

     Loan fees and gains on sale of mortgages increased to $21.0 million in the second quarter of 1998 from $10.9 million in the second quarter of 1997, an increase of $10.1 million, or 92.5%. This increase is primarily due to the increase in sales of loans by segment which was previously discussed.





                                                           Page 13 of 31 pages

         During the second quarter of 1998, the Company recognized a 21.8% increase in average loan fees and gains on sale of Conventional Loans, partially offset by a 17.2% decrease in average loan fees and gains on sale of High LTV Loans, in the second quarter of 1998 compared to the second quarter of 1997. The increase in average loan fees and gains on sale of Conventional Loans was primarily the result of changes in sales methodologies. The decrease in average loan fees and gains on sale of High LTV Loans was due to originations expanding beyond the State of Michigan, resulting in originations in states that impose limitations on the loan fees paid by the borrower.

         The increase in loan fees and gains on sale of mortgages was partially offset by an increase in the Company's estimated prepayment recapture reserve in the second quarter of 1998. Some Sub-Prime Loan sales require the Company to return a portion of the premium received by the Company on the sale of the loan if the loan is prepaid by the customer within the first year after sale. The Company records a provision for this risk based on its evaluation of the terms of its sale contracts and its assumptions concerning prepayments. The Company increased its reserve, and decreased its loan fees and gains on sale of mortgages, by approximately $414,000 for this risk in the second quarter of 1998, compared to an increase of approximately $210,000 in the second quarter of 1997.

         Net loss on sale of marketable securities was approximately $18,000 in the second quarter of 1997. Before the end of 1997, the Company had invested some of its excess cash in marketable securities. During 1997, the Company sold its remaining portfolio of marketable securities held for sale. No such marketable securities were held by the Company at December 31, 1997 or at June 30, 1998, and, therefore, the gains and losses on sales will not continue in the future.

         The following table sets forth information regarding the components of the Company's expenses for the three months ended June 30, 1997 and 1998:

                                                        Three Months
                                                        Ended June 30,
                                                  -------------------------
                                                  1997                 1998
                                                  -----               -----
                                                       (in thousands)
Salaries, commissions and employee benefits.... $5,347               $9,650
General and administrative expenses............  1,729                3,268
Marketing expenses.............................    906                3,561
Depreciation and amortization..................    179                  509
                                                 -----              -------
     Total expenses............................ $8,161              $16,988
                                                ======              =======

         Salaries, commissions and employee benefits increased from $5.4 million in the second quarter of 1997 to $9.7 million in the second quarter of 1998, an increase of $4.3 million, or 80.5%. The increase was primarily attributable to increased commissions due to increased closings, the Company hiring additional personnel in order to generate increased levels of loan closings and increased compensation for new management team members. The Company employed 482 persons as of June 30, 1997, compared to 766 persons as of June 30, 1998, a


                                                            Page 14 of 31 pages

58.9% increase. These expenses are expected to continue to increase in 1998 in connection with the expansion of existing operations.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $1.7 million in the second quarter of 1997 to $3.3 million in the second quarter of 1998, an increase of $1.6 million, or 89.0%. The increase was primarily attributable to an increase in occupancy expenses as a result of opening eight new Fresh Start(TM) stores and one marketing center in the last six months of 1997, five new Fresh Start(TM) stores in January 1998, one new Conventional Mortgage Lending branch during 1997 and three new Conventional Mortgage Lending branches in the second quarter of 1998. These expenses are expected to continue to increase in 1998 as a result of expansion of existing operations.

         Marketing expenses increased from $0.9 million in the second quarter of 1997 to $3.6 million in the second quarter of 1998, an increase of $2.7 million, or 293.0%. The increase was primarily attributable to the Company's greater marketing of Sub-Prime Loans, both in existing markets and in new markets as an attempt to generate higher levels of loan closings, as well as the marketing costs associated with the Company's High LTV Loans. This increase is primarily the result of the Company's increased focus on its Sub-Prime Loan business, which required greater marketing related to new store openings, and ongoing marketing. These expenses are expected to continue to increase in 1998 in connection with expansion of existing operations into new geographic markets.

         Depreciation and amortization expenses increased from $0.2 million in the second quarter of 1997 to $0.5 million in the second quarter of 1998, an increase of $0.3 million, or 184.2%. The increase was primarily attributable to the Company's purchase of a front-end origination computer system in 1997 and purchases of additional equipment and leasehold improvements during 1997 and 1998 for new stores and branches. These expenses are expected to continue to increase in 1998 as a result of new stores and branches and expansion of existing operations.

         Effective May 6, 1998, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation, the Company became subject to federal and state income taxation in the second quarter of 1998. As an S corporation, the Company's taxable income is included in the individual returns of the shareholders. As a result, the Company's income taxes due to quarterly earnings for the second quarter of 1998 represents income taxes provided based on the Company's estimated allocation of income before income taxes between the S corporation and the C corporation as required under IRS regulations.

         In addition, in connection with the change in the Company's tax status, the Company recognized a net income tax benefit due to conversion of the S corporation of approximately $0.9 million during the second quarter of 1998. Upon conversion to a C corporation, the


                                                            Page 15 of 31 pages

Company recorded a net deferred tax asset of approximately $1.8 million, and recognized a corresponding deferred income tax benefit, which was somewhat offset by the Company's recognition of a current income tax liability of approximately $0.9 million associated with the allocation of the Company's taxable income between the S corporation and the C corporation.

SIX MONTHS ENDED JUNE 30, 1998
         VERSUS SIX MONTHS ENDED JUNE 30, 1997

         The following table sets forth the revenues and expenses and net income for the Company for the six months ended June 30, 1997 and 1998:

                                                                  Six Months Ended June 30,
                                                        ---------------------------------------
                                                               1997                      1998
                                                        -----------                    --------
                                                                       (In thousands)
   Total revenue before gains and losses
     on sale of marketable securities..........         $      19,027             $      41,016
   Net gain on sale of marketable securities...                   667                       --
                                                        -------------             -------------
   Total revenue...............................                19,694                    41,016
   Total expenses..............................               (15,354)                  (31,807)
                                                        -------------             -------------
   Income before income taxes..................                 4,340                     9,209
   Income taxes due to quarterly earnings......                    --                     1,124
   Income tax benefit due to conversion
     of "S" corp...............................                    --                      (951)
                                                        -------------             -------------
   Net income..................................         $       4,340             $       9,036
                                                        =============             =============


         During the first six months of 1998, the Company closed $993.2 million of loans (10,422 loans), an increase of $489.1 million, or 97.0%, from the $504.1 million of loans (4,996 loans) closed in the first six months of 1997. The Company's total revenues increased to $41.0 million in the first six months of 1998 from $19.7 million in the first six months of 1997, an increase of $21.3 million, or 108.3%. The increase in revenues is primarily due to (i) an increase of $336.6 million, or 83.1%, in the volume of Conventional Loans sold by the Company in the first six months of 1998 compared to the first six months of 1997, (ii) an increase of $90.4 million, or 88.3%, in the volume of Sub-Prime Loans sold by the Company in the first six months of 1998 compared to the first six months of 1997, (iii) an increase of $33.6 million, or 292.3%, in the volume of High LTV Loans sold by the Company in the first six months of 1998 compared to the first six months of 1997, and (iv) a 16.9% increase in average loan fees and gains on sale of Conventional Loans, partially offset by a 15.5% decrease in average loan fees and gains on sale of High LTV Loans, in the first six months of 1998 compared to the first six months of 1997.

         In addition to the above factors which account for the changes in revenue from the six months ended June 30, 1997 versus the six months ended June 30, 1998, a contributing factor in the Company's revenue for the six months ended June 30, 1998 was the $29.7 million decrease in loans held for sale in the six month period. The decrease was due to the Company selling $998.0 million in loans while disbursing $968.3 for closed loans in the six month period


                                                            Page 16 of 31 pages
ending June 30, 1998. The decrease in loans held for sale included decreases of $8.2 million in Conventional Loans, $16.5 million in Sub-Prime Loans and $5.0 million in High LTV Loans in the six month period ending June 30, 1998.

         Total expenses increased from $15.4 million in the first six months of 1997 to $31.8 million in the first six months of 1998, an increase of $16.4 million, or 107.2%, primarily due to increased commissions, increased occupancy costs for new stores, increases in marketing and advertising expenses associated with these new store openings, and increases in general and administrative expenses that fluctuate with increases in volumes of loans closed and numbers of employees.

         The 17 branches and stores along with the one marketing center that have opened since July 1, 1997 (including four branches and stores in the third quarter of 1997, four stores in the fourth quarter of 1997, five stores in January 1998, three branches in the first six months of 1998 and one branch in the third quarter of 1998), contributed significantly less to the Company's revenues and net income in the first six months of 1998 than stores that have been in operation for at least twelve months. The stores that opened in 1998 and some of the stores that opened late in 1997 operated at a net loss aggregating approximately $2.3 million in the first six months of 1998. The Company believes that its new stores generally mature over a twelve- to eighteen-month time period.

         The following table sets forth information regarding the components of the Company's revenues for the six months ended June 30, 1997 and 1998:


                                                                                         Six Months
                                                                                       Ended June 30,
                                                                                 -------------------------
                                                                                 1997                 1998
                                                                                 -------           -------
                                                                                       (in thousands)
Interest income........................................................          $2,793             $6,228
Interest expense.......................................................          (1,933)            (3,620)
                                                                                -------             ------
     Net interest margin...............................................             860              2,608
Provision for credit losses............................................              --               (250)
                                                                                -------             ------
     Net interest margin after provision for credit losses.............             860              2,358
Loan fees and gains on sale of mortgages...............................          18,067             38,640
Net gain on sale of marketable securities..............................             667                 --
Other income...........................................................             100                 18
                                                                                -------             ------
     Total revenue.....................................................         $19,694            $41,016
                                                                                =======            =======


         Net interest margin increased to $2.6 million in the first six months of 1998 from $0.9 million in the first six months of 1997, an increase of $1.7 million, or 203.4%. The increase was primarily due to (i) the increase in the dollar volume of loans closed by the Company, (ii) an increase in the portion of loans sold on a "bulk" or assignment of trade basis, rather than on a "flow" basis, resulting in an increase in the length of time loans were held before sale, which allowed the Company to take advantage of the positive net interest margin, (iii) a decrease in the weighted average interest rates charged on the Company's borrowing facilities (from 7.16% in the first six months of 1997 to 6.94% in the first six months of 1998), and (iv) the Company's increased use of internally-generated cash to fund its loans. The Company did not


                                                            Page 17 of 31 pages
record a provision for credit losses in the first six months of 1997 and recorded a provision for credit losses of approximately $250,000 in the first six months of 1998 for future repurchase or substitution requirements relating to loans sold before June 30, 1997 and 1998, respectively, and credit risk for loans held for sale and investment. During the first six months of 1997 and 1998, zero and two loans, respectively, were reclassified as real estate owned. There were no charges against the reserve in the first six months of 1997 and charges of approximately $159,000 in the first six months of 1998.

         Loan fees and gains on sale of mortgages increased to $38.6 million in the first six months of 1998 from $18.1 million in the first six months of 1997, an increase of $20.5 million, or 113.9%. This increase is primarily due to the increase in loan sales by segment previously discussed.

         During the first six months of 1998, the Company recognized a 16.9% increase in average loan fees and gains on sale of Conventional Loans, partially offset by a 15.5% decrease in average loan fees and gains on sale of High LTV Loans, compared to the second quarter of 1997. The increase in average loan fees and gains on sale of Conventional Loans was primarily the result of changes in sales methodologies, as previously described. The decrease in average loan fees and gains on sale of High LTV Loans was due to originations expanding beyond the State of Michigan, resulting in originations in states that impose limitations on the loan fees paid by the borrower.

         The increase in loan fees and gains on sale of mortgages was partially offset by an increase in the Company's recapture reserve in the first six months of 1998. The Company increased its reserve, and decreased its loan fees and gains on sale of mortgages, by approximately $638,000 for this risk in the first six months of 1998, compared to an increase of approximately $350,000 in the first six months of 1997.

         Net gain on sale of marketable securities was approximately $667,000 in the first six months of 1997. Before the end of 1997, the Company had invested some of its excess cash in marketable securities. During 1997, the Company sold its remaining portfolio of marketable securities held for sale. No such marketable securities were held by the Company at December 31, 1997 or at June 30, 1998, and, therefore, the gains on sales will not continue in the future.

         The following table sets forth information regarding the components of the Company's expenses for the six months ended June 30, 1997 and 1998:

                                                                  Six Months
                                                                Ended June 30,
                                                         ----------------------------
                                                          1997                 1998
                                                         -------              -------
                                                                (in thousands)
Salaries, commissions and employee benefits............  $10,366              $18,196
General and administrative expenses....................    3,045                6,098
Marketing expenses.....................................    1,550                6,461
Depreciation and amortization..........................      393                1,052
                                                         -------              -------
     Total expenses....................................  $15,354              $31,807
                                                         =======              =======



                                                             Page 18 of 31 pages

         Salaries, commissions and employee benefits increased from $10.4 million in the first six months of 1997 to $18.2 million in the first six months of 1998, an increase of $7.8 million, or 75.5%. The increase was primarily attributable to increased commissions due to increased closings, the Company hiring additional personnel in order to generate increased levels of loan closings, and increased compensation for new management team members. The Company employed 482 persons as of June 30, 1997, compared to 766 persons as of June 30, 1998, a 58.9% increase. These expenses are expected to continue to increase in 1998 in connection with the expansion of existing operations.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $3.0 million in the first six months of 1997 to $6.1 million in the first six months of 1998, an increase of $3.1 million, or 100.3%. The increase was primarily attributable to an increase in occupancy costs, office expenses, and automobile and delivery expenses as a result of opening eight new Fresh Start(TM) stores and one marketing center in the last six months of 1997, five new Fresh Start(TM) stores in January 1998, one new Conventional Mortgage Lending branch during 1997 and three new Conventional Mortgage Lending branches in the first six months of 1998. These expenses are expected to continue to increase in 1998 as a result of expansion of existing operations.

         Marketing expenses increased from $1.6 million in the first six months of 1997 to $6.5 million in the first six months of 1998, an increase of $4.9 million, or 316.8%. The increase was primarily attributable to the Company's greater marketing of Sub-Prime Loans, both in existing markets and in new markets to generate higher levels of loan closings, as well as the marketing costs associated with the Company's High LTV Loans. This increase is primarily the result of the Company's increased focus on its Sub-Prime Loan business, which required greater marketing related to new store openings, and ongoing marketing. These expenses are expected to continue to increase in 1998 in connection with expansion of existing operations into new geographic markets.

         Depreciation and amortization expenses increased from $0.4 million in the first six months of 1997 to $1.1 million in the first six months of 1998, an increase of $0.7 million, or 167.8%. The increase was primarily attributable to the Company's purchase of a front-end origination computer system in 1997 and purchases of additional equipment and leasehold improvements during 1997 and 1998 for new stores. These expenses are expected to continue to increase in 1998 as a result of new stores and expansion of existing operations.

         Effective May 6, 1998, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation, the Company became subject to federal and state income taxation in the first six months of 1998. As an S corporation, the Company's taxable income is included in the individual returns of the shareholders. As a result, the Company's income taxes due to quarterly earnings for the first six months of 1998 represents


                                                             Page 19 of 31 pages
income taxes provided based on the Company's estimated allocation of income before income taxes between the S corporation and the C corporation as required under IRS regulations.

         In addition, in connection with the change in the Company's tax status, the Company recognized a net income tax benefit due to conversion of the S corporation of approximately $0.9 million during the first six months of 1998. Upon conversion to a C corporation, the Company recorded a net deferred tax asset of approximately $1.8 million, and recognized a corresponding deferred income tax benefit, which was somewhat offset by the Company's recognition of a current income tax liability of approximately $0.9 million associated with the allocation of the Company's taxable income between the S corporation and the C corporation.

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

         Management expects that the factors enumerated above will continue and expects segment contributions to vary from period to period. In order to demonstrate the effect these varying factors have on loan production, revenue and profits, management has elected, where appropriate, to show the results of its divisions. The following table shows the contribution to revenues and expenses and the loan closings of each of the Company's divisions for the three and six month periods ended June 30, 1997 and 1998:

                                          For the Three-Month                        For the Six-Month
                                        Periods Ended June 30,                    Periods Ended June 30,
                                  ---------------------------------         ---------------------------------
                                      1997                 1998                 1997                 1998
                                  ------------         ------------         ------------         ------------
FRESH START(TM):
  Revenue.....................    $    6,365.9       $     10,585.6       $      9,936.7         $   19,841.8
  Expenses....................        (3,033.3)            (7,363.1)            (5,512.7)           (13,266.5)
                                  ------------         ------------         ------------         ------------
    Division contribution.....         3,332.6              3,222.5              4,424.0              6,575.3
                                  ------------         ------------         ------------         ------------

SPECIALTY LENDING:
  Revenue.....................         1,267.1              2,250.8              1,346.6              5,004.5
  Expenses....................          (593.9)            (1,618.9)              (782.4)            (3,460.0)
                                  ------------         ------------         ------------         ------------
    Division contribution.....           673.2                631.9                564.2              1,544.5
                                  ------------         ------------         ------------         ------------










                                                             Page 20 of 31 pages


CONVENTIONAL MORTGAGE LENDING:
  Revenue.....................         3,548.4              8,850.6              7,344.9             15,813.8
  Expenses....................        (2,128.5)            (4,729.7)            (4,389.5)            (8,536.8)
                                  ------------        -------------        -------------         ------------
    Division contribution.....         1,419.9              4,120.9              2,955.4              6,977.0
                                  -------------       --------------       --------------        ------------

OTHER REVENUE.................           200.5                407.8              1,068.0                655.6
OTHER EXPENSES................        (2,405.5)            (3,276.2)            (4,669.4)            (6,543.2)
                                  ------------        -------------        -------------         ------------
  Pre-tax income..............         3,220.7              5,106.9              4,342.2              9,209.2
PROVISION FOR PRO FORMA
  INCOME TAX..................         1,160.0              1,736.4              1,564.0              3,131.1
                                  ------------        --------------       -------------         ------------
PRO FORMA NET INCOME..........    $    2,060.7        $     3,370.6        $     2,778.2         $    6,078.1
                                  ============        =============        =============         ============

LOAN CLOSINGS:
  Fresh Start(TM).............    $     57,499        $     101,806        $     105,711         $    182,300
  Specialty Lending...........          12,575               16,365               13,693               39,568
  Conventional Mortgage
    Lending...................         193,629              384,057              377,776              752,291
  Other.......................           3,938                9,824                6,893               19,053
                                  ------------        -------------        -------------         ------------
    Total Loan Closings.......    $    267,641        $     512,052        $     504,073         $    993,212
                                  ============        =============        =============         ============

THREE MONTHS ENDED JUNE 30, 1998
         VERSUS THREE MONTHS ENDED JUNE 30, 1997

         Although revenues increased in the second quarter of 1998 compared to the second quarter of 1997, the contribution by segment differed from quarter to quarter. In the second quarter of 1998, the Conventional Mortgage Lending division contributed $8.9 million, or 40.1%, of revenues, compared to $3.5 million, or 31.2%, in the second quarter of 1997. The Fresh Start(TM) division contributed $10.6 million, or 47.9%, of revenues in the second quarter of 1998, compared to $6.4 million, or 55.9%, in the second quarter of 1997. The Specialty Lending division contributed $2.3 million, or 10.2%, of revenues in the second quarter of 1998 compared to $1.3 million, or 11.1%, of revenues in the second quarter of 1997. The Company's pro forma net income increased from $2.1 million in the second quarter of 1997 to $3.4 million in the second quarter of 1998, an increase of $1.3 million, or 58.6%.

         FRESH START(TM): The Fresh Start(TM) division generated $10.6 million in revenue in the second quarter of 1998 versus $6.4 million of revenue in the second quarter of 1997. The 66.3% increase in revenue is mainly attributable to a 58.9% increase in sales of Sub-Prime Loans in the second quarter of 1998 compared to the second quarter of 1997, and to the division beginning to sell loans by bulk sales in the second quarter of 1997, which generate higher premiums than sales of individual loans. The greater loan sales are primarily attributable to (i) an increase in Sub-Prime Loan closings as a result of more stores open in the second quarter of 1998 than in the second quarter of 1997, and (ii) the sale of $1.8 million more Sub-Prime Loans in the second quarter of 1998 than were disbursed, compared to $7.2 million more in the second quarter of 1997. Stores that were open before January 1, 1997 closed an average of $10.4 million of Sub-Prime Loans during the second quarter of 1998

                                                             Page 21 of 31 pages
compared to $10.8 million in the second quarter of 1997. The Company moved some higher producing loan officers to new stores either as new store managers or to help develop those stores' local presence. Management expects that the personnel relocations will result in short-term decreases in loan closings at the mature stores from which these new store managers were moved, but believes that these moves will generally enable the new stores to mature and reach full productivity more quickly.

         Direct expenses of the Fresh Start(TM) division were $7.4 million on closings of $101.8 million (7.2%) in the second quarter of 1998 compared to $3.0 million on closings of $57.5 million (5.3%) in the second quarter of 1997. The 142.7% increase in expenses is partially attributable to the 77.1% increase in the volume of closed Sub-Prime Loans and the opening of 13 new stores and one marketing center since July 1, 1997. Due to these new store openings (including four stores in the fourth quarter of 1997 and five stores in January 1998), the Company expects these stores to contribute significantly less to its revenues and net income and more to its expenses in the third and possibly fourth quarters of 1998 than stores that have been in operation for at least twelve months. The stores opened in 1998 and some of the stores opened late in 1997 operated at a net loss aggregating approximately $0.8 million in the second quarter of 1998. The new store expenses, net of revenue, were approximately $1.1 million in the second quarter of 1998.

         SPECIALTY LENDING: The Specialty Lending division commenced its current operations in the second quarter of 1997. The Specialty Lending division generated $2.3 million in revenue in the second quarter of 1998 versus $1.3 million of revenue in the second quarter of 1997. The 77.6% increase in revenue is mainly attributable to a 30.1% increase in sales of High LTV Loans in the second quarter of 1998 compared to the second quarter of 1997, partially offset by a 17.2% decrease in average loan fees and gains on sales of High LTV Loans in the second quarter of 1998 compared to the second quarter of 1997. The higher loan sales are primarily attributable to (i) an increase in High LTV Loan closings as a result of expansion of the states in which the Specialty Lending division solicits loans, partially offset by the conscious decision to shift part of the Company's Specialty Lending division's sales force to handle the high demand for Conventional Loans during the second quarter of 1998, and (ii) the sale of $3.6 million more High LTV Loans in the second quarter of 1998 than were disbursed, compared to $2.0 million fewer in the second quarter of 1997. The Company expects that it will continue to shift part of the Specialty Lending division's sales force to handle Conventional Loans into the third quarter of 1998 and management believes this practice will reduce third quarter High LTV Loan closings from first quarter and second quarter levels. The decrease in average loan fees and gains on sale of High LTV Loans is mainly attributable to the expansion of originations into other states, as previously described.

         Direct expenses of the Specialty Lending division were $1.6 million on closings of $16.4 million (9.9%) in the second quarter of 1998 compared to $0.6 million on closings of $12.6 million (4.7%) in the second quarter of 1997. The 110.6% increase in expenses as a percentage of closings is primarily attributable to increased marketing expenses.


                                                             Page 22 of 31 pages

         CONVENTIONAL MORTGAGE LENDING: The Conventional Mortgage Lending division generated $8.9 million in revenue in the second quarter of 1998 versus $3.5 million of revenue in the second quarter of 1997. The 149.4% increase in revenue is mainly attributable to (i) a 98.4% increase in sales of Conventional Loans in the second quarter of 1998 compared to the second quarter of 1997, and
(ii) a 21.8% increase in average loan fees and gains on sale of Conventional Loans in the second quarter of 1998 compared to the second quarter of 1997. The greater loan sales are primarily attributable to an increase in Conventional Loan closings as a result of (i) a more favorable interest rate environment,
(ii) the sale of $26.0 million more Conventional Loans in the second quarter of 1998 than were disbursed, compared to $1.6 million more sold in the second quarter of 1997 than were disbursed, (iii) the hiring of additional loan officers, and (iv) to some extent, the significant efficiencies gained through the implementation of automated underwriting systems and other proprietary technology. Management believes that a significant increase in interest rates could reduce the volume of Conventional Loans closed by the division as a result of a decrease in refinancing of existing mortgages by consumers. The increase in average loan fees and gains on sale of Conventional Loans was the result of changes in sales methodologies, as previously described in the "Results of Operations" section.

         Direct expenses of the Conventional Mortgage Lending division were $4.7 million on closings of $384.1 million (1.2%) in the second quarter of 1998 compared to $2.1 million on closings of $193.6 million (1.1%) in the second quarter of 1997. The 122.2% increase in expenses is primarily attributable to the 98.4% increase in the volume of closed Conventional Loans. The Company believes that increased incentive compensation was the primary reason for the increase in expenses as a percentage of closings (1.2% in the second quarter of 1998 verses 1.1% in the second quarter of 1997), partially offset by economies of scale resulting from greater loan volume and, to some extent, efficiencies resulting from the implementation of automated underwriting systems and other proprietary technology. Management believes that a significant increase in interest rates could reduce the volume of Conventional Loans closed by the division and, therefore, increase its per loan cost to originate Conventional Loans, reducing its profitability.

         OTHER REVENUE: Most of the other revenue in the second quarter of 1998 and the second quarter of 1997 consisted of the activity of government insured lending, including the gain on sale of government insured loans.

         OTHER EXPENSES: Other expenses include expenses not directly allocable to a particular division, such as the costs associated with the Company's legal, marketing, accounting, information systems, facilities management, servicing and general and administrative support teams. The direct expenses of government insured lending are also reflected within these expenses.


                                                             Page 23 of 31 pages

SIX MONTHS ENDED JUNE 30, 1998
         VERSUS SIX MONTHS ENDED JUNE 30, 1997

         While revenues increased in the first six months of 1998 compared to the first six months of 1997, the contribution by segment did not vary significantly from period to period. In the first six months of 1998, the Conventional Mortgage Lending division contributed $15.5 million, or 37.8%, of revenues, compared to $7.3 million, or 37.3%, in the first six months of 1997. The Fresh Start(TM) division contributed $19.8 million, or 48.4%, of revenues in the first six months of 1998, compared to $9.9 million, or 50.5%, in the first six months of 1997. The Specialty Lending division contributed $5.0 million, or 12.2%, of revenues in the first six months of 1998 compared to $1.3 million, or 6.8%, of revenues in the first six months of 1997. The Company's pro forma net income increased from $2.9 million in the first six months of 1997 to $6.1 million in the first six months of 1998, an increase of $3.2 million, or 112.2%.

         FRESH START(TM): The Fresh Start(TM) division generated $19.8 million in revenue in the first six months of 1998 versus $9.9 million of revenue in the first six months of 1997. The 99.7% increase in revenue is mainly attributable to a 88.3% increase in sales of Sub-Prime Loans in the first six months of 1998 compared to the first six months of 1997, and to the division beginning to sell loans by bulk sales in the second quarter of 1997, which generate higher premiums than sales of individual loans. The greater loan sales are primarily attributable to (i) an increase in Sub-Prime Loan closings as a result of more stores open in the first six months of 1998 than in the first six months of 1997, partially offset by the Company moving some of its higher producing loan officers into new stores and by a decrease in same store loan closings in the first six months of 1998, and (ii) the sale of $16.5 million more Sub-Prime Loans in the first six months of 1998 than were disbursed, compared to $3.3 million fewer in the first six months of 1997. Stores that were open before January 1, 1997 closed an average of $20.3 million of Sub-Prime Loans during the first six months of 1998 compared to $20.5 million in the first six months of 1997.

         Direct expenses of the Fresh Start(TM) division were $13.3 million on closings of $182.3 million (7.3%) in the first six months of 1998 compared to $5.5 million on closings of $105.7 million (5.2%) in the first six months of 1997. Management believes that the increase in expenses as a percentage of closings is primarily due to the continuing absorption of the start-up expenses of the four new stores opened in the fourth quarter of 1997 and the five new stores opened in January 1998. A new store opening requires the Company to incur monthly expenses in excess of revenues generated by the new store until enough loans are closed for the store to reach break even. The Company expects these stores to contribute significantly less to its revenues and net income and more to its expenses in the third and possibly fourth quarters of 1998. The new store expenses, net of revenue, were approximately $2.3 million through the six months ended June 30, 1998. The increase in expenses as a percentage of closings is also attributable to increased marketing expenses.

         SPECIALTY LENDING: The Specialty Lending division generated $5.0 million in revenue in the first six months of 1998 versus $1.3 million of revenue in the first six months of 1997.


                                                             Page 24 of 31 pages

The 271.6% increase in revenue is mainly attributable to a 189.0% increase in sales of High LTV Loans in the first six months of 1998 compared to the first six months of 1997, partially offset by a 15.5% decrease in average loan fees and gains on sales of High LTV Loans in the first six months of 1998 compared to the first six months of 1997. Management believes that the higher loan sales are primarily attributable to (i) an increase in High LTV Loan closings as a result of the expansion of the Company's call center operations into additional states along with full operation of the call center beginning March of 1997, partially offset by the conscious decision to shift part of the Company's Specialty Lending division's sales force to handle the high demand for Conventional Loans during the first six months of 1998, and (ii) the sale of $5.0 million more High LTV Loans in the first six months of 1998 than were disbursed, compared to $2.2 million fewer in the first six months of 1997. The Company expects that it will continue to shift part of the Specialty Lending division's sales force to handle Conventional Loans into the third quarter of 1998 and management believes this practice will reduce third quarter High LTV Loan closings from first quarter and second quarter levels.

         Direct expenses of the Specialty Lending division were $3.5 million on closings of $39.6 million (8.7%) in the first six months of 1998 compared to $0.8 million on closings of $13.7 million (5.7%) in the first six months of 1997. The 52.6% increase in expenses as a percentage of closings is primarily attributable to increased marketing expenses.

         CONVENTIONAL MORTGAGE LENDING: The Conventional Mortgage Lending division generated $15.5 million in revenue in the first six months of 1998 versus $7.3 million of revenue in the first six months of 1997. The 111.2% increase in revenue is mainly attributable to (i) a 99.1% increase in sales of Conventional Loans in the first six months of 1998 compared to the first six months of 1997, and (ii) a 16.9% increase in average loan fees and gains on sale of Conventional Loans in the first six months of 1998 compared to the first six months of 1997. The greater loan sales are primarily attributable to an increase in Conventional Loan closings as a result of a more favorable interest rate environment, which caused a significant increase in loan refinancings, and, to some extent, the significant efficiencies gained through the implementation of automated underwriting systems and other proprietary technology, partially offset by the sale of $8.2 million fewer Conventional Loans in the first six months of 1998 than were disbursed, compared to $27.4 million more in the first six months of 1997. Management believes that a significant increase in interest rates could reduce the volume of Conventional Loans closed by the division as a result of a decrease in refinancing of existing mortgages by consumers.

         Direct expenses of the Conventional Mortgage Lending division were $8.5 million on closings of $752.3 million (1.1%) in the first six months of 1998 compared to $4.4 million on closings of $377.8 million (1.1%) in the first six months of 1997. The 94.5% increase in expenses is primarily attributable to the 99.1% increase in the volume of closed Conventional Loans. The Company believes its consistent expense ratio resulted from increased incentive compensation which was substantially offset by economies of scale resulting from greater loan volume and, to some extent, efficiencies resulting from the implementation of automated underwriting systems and other proprietary technology. Management believes that a significant increase in interest rates could reduce the volume of Conventional Loans closed by


                                                             Page 25 of 31 pages
the division and, therefore, increase its per loan cost to originate Conventional Loans, reducing its profitability.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth information concerning the Company's financial condition as of December 31, 1997 and June 30, 1998:


                                                                 December 31,           June 30,
                                                                     1997                 1998
                                                                 ------------           ---------
                                                                          (In thousands)
Cash and cash equivalents.................................    $       11,947       $        2,080
Mortgage loans held for sale..............................           121,344               91,123
Property and equipment, net...............................             7,011                9,478
Other assets..............................................             4,127                5,078
                                                              --------------       --------------
    Total assets..........................................    $      144,429       $      107,759
                                                              ==============       ==============
Warehouse borrowings......................................    $       97,455       $       29,507
Drafts payable............................................            21,875               34,209
Other liabilities.........................................             9,991               12,565
Shareholders' equity......................................            15,108               31,478
                                                              --------------       --------------
    Total liabilities and shareholders' equity............    $      144,429       $      107,759
                                                              ==============        =============

         On May 6, 1998, the Company completed its Offering of 3,829,500 Common Shares, including 330,000 Common Shares sold by selling shareholders and 3,499,500 newly-issued Common Shares sold by the Company, at a price of $10.00 per share, for gross proceeds to the Company of $34,995,000, not including the $1,544,400 received by the Company upon exercise by the selling shareholders of options to purchase 330,000 common shares at $4.68 per share. These options were exercised by the selling shareholders to acquire the common shares they sold in the Offering. The estimated net proceeds to the Company from the sale of shares offered by it in the Offering, after deducting the underwriting discount and the estimated expenses of the Offering, were approximately $31,045,350. The Offering was underwritten by a group of underwriters for which Bear, Stearns & Co. Inc., Prudential Securities Incorporated and Roney & Co. served as representatives. The December 31, 1997 balance sheet includes approximately $55,000 of capitalized costs directly associated with the Offering.

         Cash and cash equivalents decreased in the first six months of 1998 primarily due to the proceeds of the Company's Offering and cash generated from operations being used to pay the Shareholder Distribution Amount and to pay down warehouse borrowings. Mortgage loans held for sale decreased due to more loans being sold than were closed in the first six months of 1998. See "Results of Operations." Property and equipment increased due to new Fresh Start(TM) store and Conventional Mortgage Lending branch openings. Other assets at June 30, 1998 include approximately $1.3 million of loans held for investment, net of approximately $360,000 of allowances for losses on these loans, approximately $180,000 of real estate owned


                                                             Page 26 of 31 pages
as a result of foreclosures, approximately $1.6 million of deferred income taxes, and approximately $1.5 million of miscellaneous assets.

         The combination of warehouse borrowings and drafts payable decreased due to the use of a portion of the proceeds of the Company's Offering and related transactions to repay warehouse borrowings, partially offset by borrowings to finance the increase in volumes of originations and holding loans for longer periods of time. See "Results of Operations." The increase in other liabilities is due to increased trade payables relating to increases in the volume of loans closed and financing for equipment acquisitions. Shareholders' equity reflects the increase due to the receipt of approximately $31.0 million in net proceeds from the Company's Offering that closed on May 6, 1998 and approximately $1.5 million in proceeds from the exercise of stock options by selling shareholders in the Offering, and pre-tax income, less distributions to shareholders of the Shareholder Distribution Amount, other distributions to pay tax liabilities they incur as a result of the Company's status as an S corporation until May 6, 1998 and cash dividends paid to C corporation shareholders.

         Net cash provided by operating activities during the first six months of 1998 was approximately $55.4 million, compared to approximately $34.6 million in the first six months of 1997. Cash was provided primarily by (i) the Company's net income for the first six months of 1998 (approximately $10.3 million before depreciation and amortization, provision for credit losses and net gain on sales of marketable securities in 1998, compared to approximately $4.1 million in 1997), (ii) a decrease in mortgage loans held for sale (approximately $30.0 million in 1998, compared to approximately $24.5 million in 1997), (iii) an increase in drafts payable, which represent funds advanced for loan closings that have not yet been drawn against the warehouse line of credit (approximately $12.3 million in 1998, compared to approximately $4.8 million in 1997), and (iv) an increase in accounts payable and accrued expenses and other liabilities, primarily as a result of the increase in loan closings and the number of stores and branches opened during 1998 (approximately $4.5 million in 1998, compared to approximately $1.2 million in 1997).

         These sources of cash were partially offset primarily by cash used during the first six months of 1998 to purchase equipment for new stores (approximately $3.5 million in 1998, compared to approximately $2.7 million in 1997), and for real estate owned and loans held for investment (approximately $0.8 million in 1998, compared to zero in 1997). The Company also used cash to pay the Shareholder Distribution Amount (approximately $19.6 million), to pay a tax distribution to existing shareholders in April 1998 (approximately $5.4 million), to decrease borrowings under the Company's warehouse financing facilities (approximately $67.9 million in 1998, compared to approximately $30.1 million in the first six months of 1997), to repay all loans payable (approximately $1.9 million in 1998, compared to borrowings of approximately $2.0 million in the first six months of 1997), and to pay a dividend to shareholders (approximately $0.3 million). These uses of cash were financed primarily by cash generated by operations and the proceeds of its Offering, the repayment of shareholder advances and the proceeds of option exercises. During the first six months of 1997, cash was also used to purchase marketable securities (approximately $3.3 million) and to fund advances to shareholders (approximately $3.1 million).



                                                             Page 27 of 31 pages

         The Company has $350 million of warehouse financing facilities, an increase from $190 million of warehouse financing facilities as of June 30, 1997. The Company's warehouse line of credit currently provides for up to $150 million principal amount of demand loans secured by loans held for sale and other assets of the Company. Loans under the warehouse line of credit bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The effective weighted average interest rate for this arrangement in the first six months of 1998 was 7.11%.
As of August 6, 1998, the Company had borrowed $55.8 million under this facility and had a maximum of $94.2 million available for additional borrowings.

         In addition to the $150 million warehouse line of credit, the Company's reverse repurchase arrangement provides that the lender, an affiliate of one of the representatives of the underwriters in the Company's Offering, will purchase from the Company at par, subject to the Company's agreement to repurchase on a daily basis, up to $200 million of fully-amortizing, first or junior lien residential mortgage loans and home equity loans that comply with the Company's origination guidelines and conform to whole and bulk loan sale requirements. This agreement is not a committed facility and the lender may elect to discontinue the repurchase agreement at any time. The term of any financing under the repurchase agreement matures and may be renewed on a daily basis. In any event, the arrangement terminates in March 1999. The effective weighted average interest rate to the Company of this arrangement in the first six months of 1998 was 6.84%. The Company uses this facility as a supplemental borrowing facility to fund loans closed by the Company until they are sold. As of August 6, 1998, the Company had financed $23.3 million of loans under this facility and an additional $176.7 million was available for future financings.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging


                                                             Page 28 of 31 pages
activities. Statement 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application, hedging relationships must be designated anew and documented pursuant to the provisions of Statement
133. Statement 133 may not be applied retroactively to financial statements for prior periods. Management has not yet evaluated the impact of the implementation of this statement at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                          PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Proposals of shareholders that are intended to be presented at the Company's 1999 Annual Meeting of Shareholders must be received by the Company's Secretary at the Company's offices, 30600 Telegraph Road, Fourth Floor, Bingham Farms, Michigan 48025, no later than December 2, 1998 to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting. Such proposals should be sent by certified mail, return receipt requested.

         The Company must also receive notice of any proposals of shareholders that are intended to be presented at the Company's 1999 Annual Meeting of Shareholders, but that are not intended to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting, no later than February 15, 1998 to be considered timely. Such proposals should be sent to the Company's Secretary at the Company's offices, 30600 Telegraph Road, Fourth Floor, Bingham Farms, Michigan 48025 by certified mail, return receipt requested. If the Company does not have notice of the matter by that date, the Company's form of proxy in connection with that meeting may confer discretionary authority to vote on that matter, and the persons named in Company's form of proxy will vote the shares represented by such proxies in accordance with their best judgment.



                                                             Page 29 of 31 pages

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          27.1   Financial Data Schedule.

    (b)   Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.


                                                             Page 30 of 31 pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ROCK FINANCIAL CORPORATION
                                                  (Registrant)

Date:  August 14, 1998                   By:  /s/ DANIEL GILBERT
                                              ----------------------------------
                                                DANIEL GILBERT
                                                Its:  Chairman of the Board and
                                                      Chief Executive Officer
                                                (Duly Authorized Officer)


Date:  August 14, 1998                   By:  /s/ FRANK E. PLENSKOFSKI
                                              ----------------------------------
                                                FRANK E. PLENSKOFSKI
                                                Its:  Chief Financial Officer
                                                (Principal Accounting Officer)


                                                             Page 31 of 31 pages

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

27.1              Financial data schedule.