Form 10-Q
period 1998-09-30
ROCK FINANCIAL CORP/MI/
filed 1998-11-17
CIK 1055286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1998

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

Commission file number    000-23887

                           ROCK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                      38-2603955
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of common shares outstanding as of November 13, 1998: 13,644,000




                                                              Page 1 of 32 pages

                           ROCK FINANCIAL CORPORATION

                                Table of Contents

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------

PART I--FINANCIAL INFORMATION...............................................................................3
         ITEM 1.  FINANCIAL STATEMENTS......................................................................3
                  BALANCE SHEETS............................................................................3
                  STATEMENTS OF INCOME......................................................................4
                  STATEMENT OF SHAREHOLDERS'EQUITY..........................................................5
                  STATEMENTS OF CASH FLOWS..................................................................6
                  NOTES TO FINANCIAL STATEMENTS.............................................................7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS....................................................................10
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................30


PART II--OTHER INFORMATION.................................................................................31
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................31


SIGNATURES.................................................................................................32



                                                              Page 2 of 32 pages

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ROCK FINANCIAL CORPORATION
                                 BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                                                               December 31,         September 30,
                                                                                   1997                 1998
                                                                                   ----                 ----
                                 ASSETS

Cash and cash equivalents...............................................        $ 11,946,992         $ 34,384,364
Mortgage loans held for sale............................................         121,343,814          104,222,524
Mortgage loans held for investment (net of allowance for
     losses of $270,000 and $467,255 at December 31,
     1997 and September 30, 1998, respectively).........................             810,293            1,678,954
Real estate owned.......................................................             158,271              181,651
Shareholders' advances..................................................           1,626,519                   --
Property and equipment (net of accumulated depreciation of
     $3,429,862 and $5,023,206 at December 31, 1997 and
     September 30, 1998, respectively)..................................           7,010,537            9,986,960
Deferred income taxes...................................................                  --            1,684,088
Other assets............................................................           1,532,471            1,660,540
                                                                                ------------         ------------

Total assets............................................................        $144,428,897         $153,799,081
                                                                                ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Warehouse line of credit...........................................        $ 79,293,856         $ 53,550,433
     Reverse repurchase agreement.......................................          18,161,423            2,750,916
     Notes payable......................................................           1,944,445            -
     Drafts payable.....................................................          21,875,184           45,270,882
     Accounts payable...................................................           3,255,503            4,703,781
     Accrued expenses and other liabilities.............................           4,790,350           11,834,996
                                                                                ------------         ------------
         Total liabilities..............................................         129,320,761          118,111,008
                                                                                ------------         ------------
Shareholders' equity:
     Common shares, $.01 par value. Authorized 50,000,000
         shares; issued and outstanding 10,000,000 shares
         and 13,829,500 shares at December 31, 1997 and
         September 30, 1998, respectively...............................             100,000              138,295
     Additional paid-in capital.........................................           1,423,750           26,764,790
     Retained earnings..................................................          13,584,386            8,784,988
                                                                                ------------         ------------
         Total shareholders' equity.....................................          15,108,136           35,688,073
                                                                                ------------         ------------

Total liabilities and shareholders' equity..............................        $144,428,897         $153,799,081
                                                                                ============         ============




                                                              Page 3 of 32 pages

                           ROCK FINANCIAL CORPORATION
                              STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)


                                                                     For the Three-Month                 For the Nine-Month
                                                                 Periods Ended September 30,         Periods Ended September 30,
                                                                 ---------------------------         ---------------------------
                                                                 1997                 1998           1997                 1998
                                                                 ----                 ----           ----                 ----
Revenue:
       Interest income.................................        $ 2,443,524          $ 2,964,168    $ 5,236,214           9,191,880
       Interest expense................................          1,515,464            1,481,819      3,448,595           5,101,646
                                                               -----------          -----------    -----------         -----------
           Net interest margin.........................            928,060            1,482,349      1,787,619           4,090,234
       Provision for credit losses.....................            100,000              139,863        100,000             389,573
                                                               -----------          -----------    -----------         -----------
           Net interest margin after provision for
               credit losses...........................            828,060            1,342,486      1,687,619           3,700,661
       Loan fees and gains on sale of mortgages........         12,154,899           21,761,051     30,221,950          60,400,881
       Net gain on sale of marketable securities.......          1,587,268                   --      2,254,242                  --
       Other income....................................             44,081                  614        144,496              18,349
                                                               -----------          -----------    -----------         -----------
                                                                14,614,308           23,104,151     34,308,307          64,119,891
                                                               -----------          -----------    -----------         -----------

Expenses:
       Salaries, commissions and employee benefits.....          7,348,889           10,085,776     17,714,764          28,282,016
       General and administrative expenses.............          2,206,717            3,452,014      5,251,588           9,549,769
       Marketing expenses..............................          1,547,910            3,396,356      3,098,128           9,856,834
       Depreciation and amortization...................            345,522              541,654        738,389           1,593,704
                                                               -----------          -----------    -----------         -----------
                                                                11,449,038           17,475,800     26,802,869          49,282,323
                                                               -----------          -----------    -----------         -----------
Income before income taxes.............................          3,165,270            5,628,351      7,505,438          14,837,568
Income taxes due to quarterly earnings.................                 --            1,501,016             --           2,624,540
Income tax benefit due to conversion of "S" Corp.                       --                   --             --            (950,939)
                                                               -----------          -----------    -----------         -----------
           Net income                                          $ 3,165,270          $ 4,127,335    $ 7,505,438         $13,163,967
                                                               ===========          ===========    ===========         ===========

Pro forma information (note 5):
       Income before income taxes......................          3,165,270            5,628,351      7,505,438          14,837,568
       Provision for pro forma income taxes............          1,107,845            1,969,923      2,626,903           5,193,149
                                                               -----------          -----------    -----------         -----------
       Pro forma net income............................          2,057,426          $ 3,658,428    $ 4,878,535         $ 9,644,419
                                                               ===========          ===========    ===========         ===========

Pro forma earnings per share:
       Basic   ........................................        $      0.15          $      0.26    $      0.35         $      0.70
                                                               ===========          ===========    ===========         ===========
       Diluted ........................................        $      0.14          $      0.25    $      0.34         $      0.66
                                                               ===========          ===========    ===========         ===========

Dividends declared per share...........................                 --          $      0.02             --         $      0.04
                                                               ===========          ===========    ===========         ===========

Pro forma weighted average number of shares outstanding:
       Basic   ........................................         13,829,500           13,829,500     13,829,500          13,829,500
                                                               ===========          ===========    ===========         ===========
       Diluted ........................................         14,516,904           14,516,904     14,520,594          14,520,594
                                                               ===========          ===========    ===========         ===========




                                                              Page 4 of 32 pages

                           ROCK FINANCIAL CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                               ADDITIONAL                                TOTAL
                                                                COMMON           PAID-IN            RETAINED          SHAREHOLDERS'
                                                                SHARES           CAPITAL            EARNINGS             EQUITY
                                                                ------           -------            --------             ------

Balance January 1, 1998................................        $100,000         $ 1,423,750        $ 13,584,386        $ 15,108,136
S corporation shareholder distribution.................                                              (5,380,500)         (5,380,500)
Proceeds from initial public offering..................          38,295          32,551,455                              32,589,750
Distribution to S corporation shareholders
       in connection with conversion to a
       C corporation...................................                          (7,570,415)        (12,029,585)        (19,600,000)
Cash dividends to C corporation shareholders...........                                                (553,280)           (553,280)
Tax benefit from the exercise of non-qualified
       stock options...................................                             360,000                                 360,000
Net income     ........................................                                              13,163,967          13,163,967
                                                               --------         -----------        ------------        ------------

Balance September 30, 1998                                     $138,295         $26,764,790         $ 8,784,988          35,688,073
                                                               ========         ===========        ============        ============





                                                              Page 5 of 32 pages

                           ROCK FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

<Caption
                                                                                     For the Nine-Month
                                                                                Periods Ended September 30,
                                                                                ---------------------------
                                                                               1997                      1998
                                                                          --------------          ---------------
Cash flows from operating activities:
     Net income...............................................            $   7,505,438           $    13,163,967
                                                                          -------------           ---------------
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization........................                  738,390                 1,593,704
         Provision for credit losses..........................                  100,000                   389,573
         Net gain on sales of marketable securities...........               (2,254,242)                       --
         Mortgage loans held for sale - originations..........             (824,312,003)           (1,541,037,088)
         Mortgage loans held for sale - sales.................              819,985,023             1,558,158,378
         Change in assets and liabilities:....................
              Deferred income taxes...........................                       --                (1,684,088)
              Other assets....................................               (1,136,197)                 (128,069)
              Drafts payable..................................                7,429,715                23,395,698
              Accounts payable................................                 (249,055)                1,448,278
              Accrued expenses and other liabilities..........                3,141,403                 7,404,646
                                                                          -------------           ---------------
                  Total adjustments...........................                3,443,033                49,541,032
                                                                          -------------           ---------------
                  Net cash provided by operating activities...               10,948,471                62,704,999
                                                                          -------------           ---------------
Cash flows from investing activities:
     Proceeds from sale of marketable securities..............                8,586,853                        --
     Purchase of marketable securities........................               (4,106,842)                       --
     Net increase in real estate owned and loans
         held for investment..................................                       --                (1,281,614)
     Purchase of property and equipment.......................               (4,008,917)               (4,570,127)
     Shareholder repayments...................................                  607,642                 1,626,519
                                                                          -------------           ---------------
              Net cash provided by (used in) investing
                activities....................................                1,078,736                (4,225,222)
                                                                          -------------           ---------------
Cash flows from financing activities:
     Net payments under warehouse
         line of credit.......................................              (24,214,813)              (25,743,423)
     Net payments under reverse repurchase
         agreement............................................               15,604,151               (15,410,507)
     Net (payments) borrowings under notes payable............                1,961,111                (1,944,445)
     Net proceeds from initial public offering................                       --                31,045,350
     Proceeds from exercised options..........................                       --                 1,544,400
     Cash dividends...........................................                       --                  (553,280)
     S Corporation distributions..............................               (7,056,403)              (24,980,500)
                                                                          -------------           ---------------
              Net cash used in financing activities...........              (13,705,954)              (36,042,405)
                                                                          -------------           ---------------
Net increase (decrease) in cash and cash equivalents..........               (1,678,747)               22,437,372
Cash and cash equivalents, beginning of period................                3,288,751                11,946,992
                                                                          -------------           ---------------
Cash and cash equivalents, end of period......................            $   1,610,004           $    34,384,364
                                                                          =============           ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest.................            $   3,221,851           $     5,059,170
                                                                          =============           ===============
     Transfers of loans from held for sale to held
         for investment.......................................            $         --            $       989,338
                                                                          =============           ===============
     Transfers of loans from held for investment to
         real estate owned....................................            $         --            $        45,880
                                                                          =============           ===============



                                                              Page 6 of 32 pages

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

               The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes to such financial statements for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1 (file no. 333-46885), effective May 1, 1998.

2.       MORTGAGE LOANS HELD FOR SALE AND HELD FOR INVESTMENT:

               The following summarizes mortgage loans held for sale by type at December 31, 1997 and September 30, 1998:


                                                                     December 31,      September 30,
                                                                        1997               1998
                                                                        ----               ----

Prime loans held for sale.....................................      $ 74,049,209      $ 81,407,873
Sub-prime loans held for sale.................................        38,372,558        18,626,042
High LTV loans held for sale..................................         9,194,343         4,219,635
                                                                    ------------      ------------
                                                                     121,616,110       104,253,550
Net deferred loan origination fees............................         (272,296)           (31,026)
                                                                    ------------      ------------
    Mortgage loans held for sale..............................      $121,343,814      $104,222,524


               Mortgage loans held for investment at December 31, 1997 is presented net of an allowance for credit losses of $270,000, which was established in 1997 through a provision of $300,000 offset by charge-offs of $30,000. Mortgage loans held for investment at September 30, 1998 is presented net of an allowance for credit losses of $467,255 which included a provision of $389,573 in the first nine months of 1998, offset by charge-offs of $192,317.



                                                              Page 7 of 32 pages

                           ROCK FINANCIAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

               As of December 31, 1997 and September 30, 1998, there were no\ loans held for sale that were greater than 90 days past due. As of December 31, 1997, there were approximately $72,000 of loans held for investment that were greater than 90 days past due, $25,000 of which was classified as nonaccrual. As of September 30, 1998, there were approximately $728,000 of loans held for investment that were greater than 90 days past due, all of which were classified as nonaccrual. The increase in "nonaccrual" loans is due to holding on to Sub-Prime Home Equity Loans for longer periods of time so that "bulk sales" of Sub-Prime Home Equity Loans can be accomplished. The "bulk sale" metholodogy exposes the Company to delinquencies and loans that could go into default.

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

               The Company's September 30, 1998 balance sheet reflects the following in connection with the Offering: (1) the distribution from retained earnings of a $25.0 million dividend (including the $5.4 million tax distribution to existing shareholders on April 10, 1998) to the Company's then existing shareholders, effective immediately before the closing of the Offering and payable out of the proceeds of the Offering, equal to the entire amount of the Company's income taxed or taxable to the existing shareholders while the Company was an S corporation, but not yet distributed to them (the "Shareholder Distribution Amount"), (2) the establishment of a deferred tax asset of $1.8 million along with the creation of a current income tax liability of approximately $0.9 million in connection with the termination of the Company's S corporation status as of May 6, 1998, (3) the repayment by one of the Company's shareholders of the entire outstanding balance of shareholder advances (approximately $1.6 million) with his share of the Shareholder Distribution Amount, and the Company's use of that cash to repay a portion of the amounts outstanding under its warehouse line of credit, (4) the receipt by the Company of approximately $1.5 million upon exercise by certain of the Company's option holders of 330,000 options at $4.68 a share to acquire the Common Shares they sold in the Offering and the Company's application of the net proceeds therefrom to repay a portion of the


                                                              Page 8 of 32 pages
         amounts outstanding under its warehouse line of credit, and (5) the sale of the Common Shares offered by the Company in the Offering and the application of the net proceeds therefrom to fund the Shareholder Distribution Amount and repay a portion of the amounts outstanding under its warehouse line of credit. Due to the payment of the estimated accumulated Subchapter S corporate earnings paid to the shareholders in the Shareholder Distribution Amount of $25.0 million, the Company does not expect to have any undistributed "S" corporation earnings. The principal component of the Company's deferred tax asset is related to the temporary differences between tax and book accounting for recognition of gains on sales of mortgage loans. The amount of the deferred tax asset initially recorded was based on the amount of such temporary differences at May 6, 1998, the date of revocation of the Company's S corporation status.

               For a description of the pro forma provision for income tax, see note 5.

4.       RELATED PARTY TRANSACTIONS:

               On May 6, 1998, the Company's short-term advances to a shareholder were repaid in full out of the proceeds of the Shareholder Distribution Amount.

5.       UNAUDITED PRO FORMA FINANCIAL INFORMATION:

               The pro forma financial information has been presented to show what the significant effects on the historical results of operations might have been had the Company not been treated as an S corporation for income tax purposes as of the beginning of the earliest period presented. The presentation of pro forma net income represents the historical results of operations adjusted to recognize federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation for all of the periods presented, using a pro forma combined federal and state income tax rate of approximately 35.0%.

               Pro forma basic earnings per share has been computed by dividing pro forma net income by the 13,829,500 average shares assumed to be outstanding including the 3,499,500 shares sold by the Company in the Offering and the 330,000 shares sold by certain existing shareholders in the Offering (after exercising options to purchase those shares from the Company). Pro forma diluted earnings per share for the period ending September 30, 1998, has been computed by dividing pro forma net income by the 14,520,594 average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in the Offering and the 330,000 shares to be sold by certain existing shareholders in the Offering (after exercising options to purchase those shares from the Company) as well as the number of common stock equivalent shares assumed to be outstanding upon exercise of the Company's stock options existing as of September 30, 1998, using the treasury stock method and the $9.86 per share weighted average market price of the Company's common shares for the period ended September 30, 1998, as reported by The Nasdaq Stock Market.


                                                              Page 9 of 32 pages

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

         GENERAL

               The Company is a specialty finance company marketing conventional and sub-prime debt consolidation and home financing loans, secured primarily by first or second mortgages on one-to four-family, owner-occupied residences. The Company originates loans through 28 stores and branches, one marketing center and one call center. Founded in 1985 by its current Chief Executive Officer and Chairman of the Board, Daniel Gilbert, the Company originates 100% of its loans through its retail operations, marketing its loans directly to consumers.

               The Company had operated through three major divisions, but currently operates through two major divisions. The Company decided, in the third quarter, to stop originating home equity second mortgage loans to individuals with good credit histories but little or no equity in their homes ("High LTV Loans") due to concerns of liquidity that resulted from a dimishing base of purchasers of these loans and to take advantage of the high demand for Conventional Loans. Therefore, the sales force from this division was shifted to handle this high demand for Conventional Loans resulting from the lower interest rate environment. The Company originates Sub-Prime Home Equity Loans to individuals with impaired credit characteristics, high levels of debt service to income, unfavorable past credit experience, limited credit history, limited employment history or unverifiable income through its Fresh Start(R) division, created in 1994. Since its inception in 1985, the Company has originated Conventional Loans that generally conform to FNMA or Freddie Mac underwriting standards, or that generally meet such standards except for maximum loan size guidelines, through its Conventional Mortgage Lending division. In addition, the Company began to increase its government insured lending operations in 1997, primarily making mortgage loans that meet the underwriting standards for FHA insurance, but currently the Company does not view government insured lending as a major business segment.


                                                             Page 10 of 32 pages

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

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1998
               VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

               The following table sets forth the revenues and expenses and net income for the Company for the three months ended September 30, 1997 and 1998:


                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                     1997                 1998
                                                                     ----                 ----
                                                                           (In thousands)
         Total revenue before gains on sale
           of marketable securities..................         $      13,027         $      23,104
         Net gain on sale of marketable
           securities................................                 1,587                    --
                                                              -------------         -------------
         Total revenue...............................                14,614                23,104
         Total expenses..............................               (11,449)              (17,476)
                                                              -------------         -------------
         Income before income taxes..................                 3,165                 5,628
         Income taxes due to quarterly earnings......                    --                 1,501
                                                              -------------         -------------
         Net income..................................         $       3,165         $       4,127
                                                              =============         =============


                                                             Page 11 of 32 pages

               The Company's total revenues increased to $23.1 million in the third quarter of 1998 from $14.6 million in the third quarter of 1997, an increase of $8.5 million, or 58.1%. The increase in revenues is primarily due to (i) an increase of $212.5 million, or 98.0%, in the volume of Conventional Loans sold by the Company in the third quarter of 1998 compared to the third quarter of 1997, (ii) an increase of $50.7 million, or 92.0%, in the volume of Sub-Prime Home Equity Loans sold by the Company in the third quarter of 1998 compared to the third quarter of 1997, (iii) an increase of $8.2 million, or 226.6%, in the volume of government insured loans sold in the third quarter of 1998 compared to the third quarter of 1997, (iv) a 34.8% increase in margins earned on loan fees and gains on sale of Conventional Loans, and (v) a 12.0% increase in margins earned on loan fees and gain on sale of government insured loans, partially offset by (i) a decrease of $6.0 million, or 33.3%, in the volume of High LTV Loans sold in the third quarter of 1998 as compared to the third quarter of 1997, (ii) a 21.3% decrease in margins earned on loan fees and gains on sale of High LTV Loans, and (iii) an 18.0% decrease in margins earned on loan fees and gains on sale of Sub-Prime Home Equity Loans in the third quarter of 1998 compared to the third quarter of 1997.

               During the third quarter of 1998, the Company disbursed $571.9 million of loans, an increase of $247.9 million, or 76.5%, from the $324.0 million of loans disbursed in the third quarter of 1997. The Company's loans held for sale increased by $12.6 million in the third quarter of 1998, compared to $30.1 million in the third quarter of 1997. The increase was due to the Company selling $559.3 million in loans while disbursing $571.9 million in loans in the third quarter of 1998. The increase in loans held for sale in the third quarter of 1998 included increases of $14.0 million in Conventional Loans and $1.2 million in government insured loans, and a decrease of $2.6 million in Sub-Prime Home Equity Loans. The increase in loans held for sale in the third quarter of 1997 included increases of $18.9 million in Conventional Loans, $6.1 million in Sub-Prime Home Equity Loans and $5.1 million in High LTV Loans.

               Total expenses increased from $11.4 million in the third quarter of 1997 to $17.5 million in the third quarter of 1998, an increase of $6.0 million, or 52.6%, primarily due to increased commissions, increased occupancy costs for new stores and branches, increases in marketing and advertising expenses associated with these new store openings, and increases in general and administrative expenses that fluctuate with increases in volumes of loans closed and numbers of employees. There are no new branch or store openings planned for the fourth quarter of 1998, branch openings are being planned for the first quarter of 1999.

               The 18 branches and stores along with the marketing center that have opened since July 1, 1997 contributed significantly less to the Company's revenues and net income in the third quarter of 1998 than stores that have been in operation for more than fifteen months. Eight of the 18 stores and branches operated at a net loss aggregating approximately $0.3 million in the third quarter of 1998. The Company believes that its new stores generally mature over a twelve- to eighteen-month time period.



                                                             Page 12 of 32 pages

         The following table sets forth information regarding the components of the Company's revenues for the three months ended September 30, 1997 and 1998:


                                                                                        Three Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                 1997                 1998
                                                                                 ----                 ----
                                                                                       (in thousands)

Interest income........................................................         $ 2,443              $ 2,964
Interest expense.......................................................          (1,515)              (1,482)
                                                                                -------              -------
     Net interest margin...............................................             928                1,482
Provision for credit losses............................................             100                  140
                                                                                -------              -------
     Net interest margin after provision for credit losses.............             828                1,342
Loan fees and gains on sale of mortgages...............................          12,155               21,761
Net gain on sale of marketable securities..............................           1,587                   --
Other income...........................................................              44                    1
                                                                                -------              -------
     Total revenue.....................................................         $14,614              $23,104
                                                                                =======              =======




               Net interest margin increased to $1.5 million in the third quarter of 1998 from $0.9 million in the third quarter of 1997, an increase of $0.6 million, or 59.7%. The increase was primarily due to
         (i) the increase in the dollar volume of loans closed by the Company,
         (ii) an increase in the portion of loans sold on a "bulk" or assignment of trade basis, rather than on a "flow" basis, resulting in an increase in the length of time loans were held before sale, which allowed the Company to take advantage of the positive net interest margin, (iii) a decrease in the weighted average interest rates charged on the Company's borrowing facilities (from 7.03% in the third quarter of 1997 to 6.78% in the third quarter of 1998), and (iv) the Company's increased use of internally-generated cash to fund its loans.

               The Company may be required to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. In addition, by increasing net interest margin by holding loans for longer periods of time, the Company is subject to a higher risk of delinquencies and resulting foreclosure losses. The Company recorded a provision for credit losses of approximately $100,000 in the third quarter of 1997 and recorded a provision for credit losses of approximately $140,000 in the third quarter of 1998 for future repurchase or substitution requirements relating to loans sold before September 30, 1997 and 1998, respectively, and credit risk for loans held for sale and investment. During the third quarters of 1997 and 1998, no loans were reclassified as real estate owned. There were no charges against the reserve in the third quarter of 1997 and charges of approximately $34,000 were recorded in the third quarter of 1998.

               Loan fees and gains on sale of mortgages increased to $21.8 million in the third quarter of 1998 from $12.2 million in the third quarter of 1997, an increase of $9.6 million, or 79.0%. This increase is primarily due to the increase in sales of loans described above along with the



                                                             Page 13 of 32 pages
         changes in the margins earned on loan fees and gains on sale of loans described above. The increase in margins earned on loan fees and gains on sale of Conventional Loans was primarily the result of changes in sales methodologies. The decrease in loan fees and gains on sale of High LTV loans was due to originations expanding beyond the State of Michigan, resulting in originations in states that impose limitations on the loan fees paid by the borrower. The decrease in the margins earned on the loan fees and gains on sale of Sub-Prime Home Equity Loans was due to more loans sold on a "flow" rather than "bulk sales" basis in 1998 and, to a lesser extent, a 6.5% decrease in "bulk sale" prices. The change in sales execution was primarily the result of the product guidelines available from "flow" purchasers which were more liberal as to loan-to-value ratios and allowable credit criteria. The guidelines of these "flow" purchasers, changed to be more in line with the Company's stringent criteria. It is, therefore, anticipated that more of the fourth quarter origination will be of the Company's bulk product. Management expects that prices for Sub-Prime Home Equity Loans product in the fourth quarter of 1998 may be lower on average than those of the third quarter of 1998.

               The increase in loan fees and gains on sale of mortgages was partially offset by an increase in the Company's estimated prepayment recapture reserve in the third quarter of 1998. Some Sub-Prime Loan sales require the Company to return a portion of the premium received by the Company on the sale of the loan if the loan is prepaid by the customer within the first year after sale. The Company records a provision for this risk separate from the provision for credit losses based on its evaluation of the terms of its sale contracts and its assumptions concerning prepayments. The Company increased its reserve, and decreased its loan fees and gains on sale of mortgages, by approximately $0.3 million, for this risk in the third quarter of 1998, compared to an increase of approximately $0.2 million, in the third quarter of 1997.

               Net gain on sale of marketable securities was approximately $1.6 million in the third quarter of 1997. Before the end of 1997, the Company had invested some of its excess cash in marketable securities. During 1997, the Company sold its remaining portfolio of marketable securities held for sale. No such marketable securities were held by the Company at December 31, 1997 or at September 30, 1998, and, therefore, the gains and losses on sales will not continue in the future.

               The following table sets forth information regarding the components of the Company's expenses for the three months ended September 30, 1997 and 1998:


                                                                                        Three Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                 1997                 1998
                                                                                 ----                 ----
                                                                                       (in thousands)

Salaries, commissions and employee benefits............................         $ 7,349              $10,086
General and administrative expenses....................................           2,207                3,452
Marketing expenses.....................................................           1,548                3,396
Depreciation and amortization..........................................             345                  542
                                                                                -------              -------
     Total expenses....................................................         $11,449              $17,476
                                                                                =======              =======


                                                             Page 14 of 32 pages

               Salaries, commissions and employee benefits increased from $7.3 million in the third quarter of 1997 to $10.1 million in the third quarter of 1998, an increase of $2.8 million, or 37.2%. The increase was primarily attributable to increased commissions due to increased closings, the Company hiring additional personnel in order to accommodate increased levels of loan closings and to staff additional branch openings, along with increased compensation for new management team members. The Company employed 622 persons as of September 30, 1997, compared to 747 persons as of September 30, 1998, a 20.1% increase. These expenses are expected to continue to increase in 1998 in connection with the expansion of existing operations.

               General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $2.2 million in the third quarter of 1997 to $3.5 million in the third quarter of 1998, an increase of $1.3 million, or 56.4%. The increase was primarily attributable to an increase in occupancy expenses, office expenses, and automobile and delivery expenses as a result of opening 18 new branches and stores since July 1, 1997. The expenses are expected to vary according to the volume of loan closings in 1998.

               Marketing expenses increased from $1.5 million in the third quarter of 1997 to $3.4 million in the third quarter of 1998, an increase of $1.9 million, or 119.4%. The increase was primarily attributable to the Company's greater marketing of Sub-Prime Home Equity Loans, both in existing markets and in new markets in an attempt to generate higher levels of loan closings, as well as the marketing costs associated with the Company's High LTV Loans. The increase is primarily the result of the Company's increase in its Sub-Prime Home Equity Loan business, which required greater marketing related to new store openings, and ongoing marketing. Management expects these expenses to fluctuate depending on the amounts of marketing needed to generate the volumes of loan closings to support the expansion of existing operations into new geographic markets.

               Depreciation and amortization expenses increased from $0.3 million in the third quarter of 1997 to $0.5 million in the third quarter of 1998, an increase of $0.2 million, or 56.8%. The increase was primarily attributable to the Company's purchases of additional equipment and leasehold improvements during 1997 and 1998 for new stores and branches. The expenses are expected to continue to increase in 1998 as a result of the expansion of existing operations.

               Effective May 6, 1998, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation, the Company became subject to federal and state income taxation in the second quarter of 1998. As an S corporation, the Company's taxable income is included in the individual returns of the shareholders. As a result, the Company's income taxes due to earnings for the second and third quarters of 1998 represent income taxes provided based on the Company's estimated allocation of income before income taxes between the S corporation and the C corporation as required under IRS regulations. The Company recognized tax expense of approximately $1.5 million for the quarter ended September 30, 1998. The "effective" tax rate is lower than the tax rate that the Company


                                                             Page 15 of 32 pages
         would have incurred had this allocation between the S Corporation and C Corporation not occurred.

         NINE MONTHS ENDED SEPTEMBER 30, 1998
              VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

               The following table sets forth the revenues and expenses and net income for the Company for the nine months ended September 30, 1997 and 1998:



                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                 1997                      1998
                                                                 ----                      ----
                                                                         (In thousands)
         Total revenue before gains and losses
           on sale of marketable securities..........         $    32,054             $    64,120
         Net gain on sale of marketable securities...               2,254                      --
                                                              -----------             -----------
         Total revenue...............................              34,308                  64,120
         Total expenses..............................             (26,803)                (49,282)
                                                              -----------             -----------
         Income before income taxes..................               7,505                  14,838
         Income taxes due to quarterly earnings......                  --                   2,625
         Income tax benefit due to conversion
           of "S" corp...............................                  --                    (951)
                                                              -----------             -----------
         Net income..................................         $     7,505             $    13,164
                                                              ===========             ===========


               The Company's total revenues increased to $64.1 million in the first nine months of 1998 from $34.3 million in the first nine months of 1997, an increase of $29.8 million, or 86.9%. The increase in revenues is primarily due to (i) an increase of $549.1 million, or 88.3%, in the volume of Conventional Loans sold by the Company in the first nine months of 1998 compared to the first nine months of 1997,
         (ii) an increase of $141.2 million, or 89.6%, in the volume of Sub-Prime Home Equity Loans sold by the Company in the first nine months of 1998 compared to the first nine months of 1997, (iii) an increase of $20.3 million, or 190.7%, in the volume of government insured loans sold in the first nine months of 1998 compared to the first nine months of 1997, (iv) an increase of $27.5 million, or 93.0%, in the volume of High LTV Loans sold by the Company in the first nine months of 1998 compared to the first nine months of 1997, (v) a 23.6% increase in margins earned on loan fees and gains on sale of Conventional Loans, and (vi) a 14.1% increase in margins earned on loan fees and gains on sale of government insured loans, partially offset by
         (i) a 16.7% decrease in margins earned on loan fees and gains on sale of High LTV Loans, and (ii) a 3.7% decrease in margins earned on loan fees and gains on sale of Sub-Prime Home Equity Loans in the first nine months of 1998 compared to the first nine months of 1997.

               The Company's loans held for sale decreased by $17.4 million in the first nine months of 1998, compared to a $5.0 million increase in the first nine months of 1997. The decrease was due to the Company selling $1.558 billion in loans while disbursing $1.541 billion in loans in the nine-month period ended September 30, 1998. The increase in loans held for sale in the first nine months of 1998 included increases of $5.4 million in Conventional Loans and


                                                             Page 16 of 32 pages
         decreases of $18.0 million in Sub-Prime Home Equity Loans and $4.8 million in High LTV Loans. The increase in loans held for sale in the first nine months of 1997 included increases of $17.6 million in Sub-Prime Home Equity Loans, $8.4 million in High LTV Loans and decreases of $21.0 million in Conventional Loans.

               During the first nine months of 1998, the Company closed $1.6 billion of loans (16,434 loans), an increase of $740.6 million, or 88.5%, from the $836.7 million of loans (8,608 loans) closed in the first nine months of 1997.

               Total expenses increased from $26.8 million in the first nine months of 1997 to $49.3 million in the first nine months of 1998, an increase of $22.5 million, or 83.9%, primarily due to increased commissions, increased occupancy costs for new stores and branches, increases in marketing and advertising expenses associated with these new store openings, and increases in general and administrative expenses that fluctuate with increases in volumes of loans closed and numbers of employees.

               The 14 branches and stores along with the one marketing center that have opened since October 1, 1997 (including four stores in the fourth quarter of 1997, six stores in January 1998, three branches in the second quarter of 1998 and one branch in the third quarter of
         1998), contributed significantly less to the Company's revenues and net income in the first nine months of 1998 than stores that have been in operation for at least twelve months. Eight of the 14 stores and branches that opened since October 1, 1997 operated at a net loss aggregating approximately $2.1 million in the first nine months of 1998. The Company believes that its new stores generally mature over a twelve- to eighteen-month time period.

               The following table sets forth information regarding the components of the Company's revenues for the nine months ended September 30, 1997 and 1998:



                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                 1997                 1998
                                                                                 ----                 ----
                                                                                       (in thousands)

Interest income........................................................         $ 5,236              $ 9,192
Interest expense.......................................................          (3,448)              (5,102)
                                                                                -------              -------
     Net interest margin...............................................           1,788                4,090
Provision for credit losses............................................            (100)                (389)
                                                                                -------              -------
     Net interest margin after provision for credit losses.............           1,688                3,701
Loan fees and gains on sale of mortgages...............................          30,222               60,401
Net gain on sale of marketable securities..............................           2,254                   --
Other income...........................................................             144                   18
                                                                                -------              -------
     Total revenue.....................................................         $34,308              $64,120
                                                                                =======              =======


               Net interest margin increased to $4.1 million in the first nine months of 1998 from $1.8 million in the first nine months of 1997, an increase of $2.3 million, or 128.8%. The increase was primarily due to
         (i) the increase in the dollar volume of loans closed by the Company,



                                                             Page 17 of 32 pages

         (ii) an increase in the portion of loans sold on a "bulk" or assignment of trade basis, rather than on a "flow" basis, resulting in an increase in the length of time loans were held before sale, which allowed the Company to take advantage of the positive net interest margin, (iii) a decrease in the weighted average interest rates charged on the Company's borrowing facilities (from 7.22% in the first nine months of 1997 to 6.84% in the first nine months of 1998), and (iv) the Company's increased use of internally-generated cash to fund its loans. The Company recorded a provision for credit losses of approximately $100,000 in the first nine months of 1997 and recorded a provision for credit losses of approximately $390,000 in the first nine months of 1998 for future repurchase or substitution requirements relating to loans sold before September 30, 1997 and 1998, respectively, and credit risk for loans held for sale and investment. During the first nine months of 1997 and 1998, zero and 2 loans, respectively, were reclassified as real estate owned. There were no charges against the reserve in the first nine months of 1997 and charges of approximately $192,000 were recorded in the first nine months of 1998.

               Loan fees and gains on sale of mortgages increased to $60.4 million in the first nine months of 1998 from $30.2 million in the first nine months of 1997, an increase of $30.2 million, or 99.9%. The increase is primarily due to the increase in loan sales along with the increases and decreases in the margins earned on loan fees and gain on sale of loans described above. [See Results of Operation for Three Months Ended.] Additionally affecting loan fees and gains on sale of mortgages was an increase in the Company's recapture reserve in the first nine months of 1998. The Company increased its reserve, and decreased its loan fees and gains on sale of mortgages, by approximately $972,000 for this risk in the first nine months of 1998, compared to an increase of approximately $538,000 in the first nine months of 1997. The balance in the prepayment recapture reserve was approximately $1.3 million at September 30, 1998 as compared to $0.7 million at September 30, 1997.

               Net gain on sale of marketable securities was approximately $2.3 million in the first nine months of 1997. Before the end of 1997, the Company had invested some of its excess cash in marketable securities. During 1997, the Company sold its remaining portfolio of marketable securities held for sale. No such marketable securities were held by the Company at December 31, 1997 or at September 30, 1998, and, therefore, the gains on sales will not continue in the future.

               The following table sets forth information regarding the components of the Company's expenses for the nine months ended September 30, 1997 and 1998:



                                                                                              Nine Months
                                                                                          Ended September 30,
                                                                                          -------------------
                                                                                       1997                 1998
                                                                                       ----                 ----
                                                                                             (in thousands)

         Salaries, commissions and employee benefits............................      $17,715              $28,282
         General and administrative expenses....................................        5,252                9,550
         Marketing expenses.....................................................        3,098                9,857
         Depreciation and amortization..........................................          738                1,593
                                                                                      -------              -------
           Total expenses.......................................................      $26,803              $49,282
                                                                                      =======              =======


                                                             Page 18 of 32 pages

               Salaries, commissions and employee benefits increased from $17.7 million in the first nine months of 1997 to $28.3 million in the first nine months of 1998, an increase of $10.6 million, or 59.7%. The increase was primarily attributable to increased commissions due to increased closings, the Company hiring additional personnel in order to accommodate increased levels of loan closings and to staff additional branch openings, along with increased compensation for new management team members.

               General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $5.3 million in the first nine months of 1997 to $9.5 million in the first nine months of 1998, an increase of $4.2 million, or 81.8%. The increase was primarily attributable to an increase in occupancy costs, office expenses, and automobile and delivery expenses as a result of opening 14 new Fresh Start(R) and Conventional stores along with one marketing center since the fourth quarter of 1997. The expenses are expected to vary according to the volume of loan closings in 1998.

               Marketing expenses increased from $3.1 million in the first nine months of 1997 to $9.9 million in the first nine months of 1998, an increase of $6.8 million, or 218.2%. The increase was primarily attributable to the Company's greater marketing of Sub-Prime Home Equity Loans, both in existing markets and in new markets to generate higher levels of loan closings, as well as the marketing costs associated with the Company's High LTV Loans. The increase is primarily the result of the Company's increase in its Sub-Prime Home Equity Loan business, which required greater marketing related to new store openings, and ongoing marketing. The expenses are expected to fluctuate depending on the amounts of marketing necessary to generate the volume of loan closings to support the expansion of existing operations into new geographic markets.

               Depreciation and amortization expenses increased from $0.7 million in the first nine months of 1997 to $1.6 million in the first nine months of 1998, an increase of $0.9 million, or 115.8%. The increase was primarily attributable to the Company's purchases of additional equipment and leasehold improvements during 1997 and 1998 for new stores. These expenses are expected to continue to increase in 1998 as a result of the expansion of existing operations.

               Effective May 6, 1998, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation, the Company became subject to federal and state income taxation in the second quarter of 1998. As an S corporation, the Company's taxable income is included in the individual returns of the shareholders. As a result, the Company's income taxes due to quarterly earnings for the first nine months of 1998 represents income taxes provided based on the Company's estimated allocation of income before income taxes between the S corporation and the C corporation as required under IRS regulations.

               In addition, in connection with the change in the Company's tax status, the Company recognized a net income tax benefit due to conversion of the S corporation of approximately


                                                             Page 19 of 32 pages

         $0.9 million during the first nine months of 1998. Upon conversion to a C corporation, the Company recorded a net deferred tax asset of approximately $1.8 million, and recognized a corresponding deferred income tax benefit, which was somewhat offset by the Company's recognition of a current income tax liability of approximately $0.9 million associated with the allocation of the Company's taxable income between the S corporation and the C corporation. Additionally, the Company recognized the $2.6 million of current tax expense relating to the earnings subject to tax attributing to operating as a C Corporation for the period ended September 30, 1998.






                                                             Page 20 of 32 pages

         SEGMENT ANALYSIS

               The Company's recent growth may have a distortive impact on some of the Company's ratios and financial statistics and may make period-to-period comparisons difficult. In light of the Company's growth, historical earnings and other financial statistics may be of little relevance in predicting future performance. Additionally, the sensitivity of Conventional Loans to interest rates and the effect of interest rates on the volume of loan production will impact period to period comparisons.

               Management expects segment contributions to vary from period to period. In order to demonstrate the effect that varying factors have on loan production, revenue and profits, management has elected to show the results of its divisions. The following table shows the contribution to revenues and expenses and the loan closings of each of the Company's divisions for the three and nine month periods ended September 30, 1997 and 1998:



                                            For the Three-Month                       For the Nine-Month
                                        Periods Ended September 30,               Periods Ended September 30,
                                        ---------------------------               ---------------------------
                                         1997                 1998                 1997                 1998
                                         ----                 ----                 ----                 ----
FRESH START(R):
  Revenue.....................    $      6,678.5       $     10,640.0       $     16,613.1       $     30,481.7
  Expenses....................          (4,520.6)            (6,821.9)           (10,033.2)           (20,088.4)
                                  --------------       --------------       --------------       --------------
    Division contribution.....           2,157.9              3,818.1              6,579.9             10,393.3
                                  --------------       --------------       --------------       --------------

SPECIALTY LENDING:
  Revenue.....................           2,293.9              1,251.8              3,640.5              6,256.3
  Expenses....................          (1,221.3)            (1,367.7)            (2,003.7)            (4,827.7)
                                  --------------       --------------       --------------       --------------
    Division contribution.....           1,072.6               (115.9)             1,636.8              1,428.6
                                  --------------       ---------------      --------------       --------------

CONVENTIONAL MORTGAGE LENDING:
  Revenue.....................           3,938.0             10,738.4             11,282.9             26,252.2
  Expenses....................          (2,869.3)            (5,475.2)            (7,258.7)           (14,012.1)
                                  --------------       --------------       --------------       --------------
    Division contribution.....           1,068.7              5,263.2              4,024.2             12,240.1
                                  --------------       --------------       --------------       --------------

OTHER REVENUE.................           1,703.9                474.0              2,771.8              1,129.7
OTHER EXPENSES................          (2,837.8)            (3,811.0)            (7,507.3)           (10,354.2)
                                  --------------       --------------       --------------       --------------
  Pre-tax income..............           3,165.3              5,628.4              7,505.4             14,837.5
PROVISION FOR PRO FORMA
  INCOME TAX..................           1,107.9              1,970.0              2,626.9              5,193.1
                                  --------------       --------------       --------------       --------------
PRO FORMA NET INCOME..........    $      2,057.4       $      3,658.4       $      4,878.5       $      9,644.4
                                  ==============       ==============       ==============       ==============






                                                             Page 21 of 32 pages

                                              For the Three-Month                       For the Nine-Month
                                          Periods Ended September 30,               Periods Ended September 30,
                                          ---------------------------               ---------------------------
                                           1997                 1998                 1997                 1998
                                           ----                 ----                 ----                 ----
LOAN CLOSINGS:
  Fresh Start(R).............    $       72,790       $      102,074       $      178,501       $      284,374
  Specialty Lending...........            23,273               12,059               36,966               51,628
  Conventional Mortgage
    Lending...................           232,050              456,690              609,826            1,208,980
  Other.......................             4,490               13,222               11,383               32,274
                                  --------------       --------------       --------------       --------------
    Total Loan Closings.......    $      332,603       $      584,045       $       36,676       $    1,577,256
                                  ==============       ==============       ==============       ==============



         THREE MONTHS ENDED SEPTEMBER 30, 1998
               VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

               Although revenues increased in the third quarter of 1998 compared to the third quarter of 1997, the contribution by segment differed from quarter to quarter. In the third quarter of 1998, the Conventional Mortgage Lending division contributed $10.7 million, or 46.5%, of revenues, compared to $3.9 million, or 26.9%, in the third quarter of 1997. The Fresh Start(R) division contributed $10.6 million, or 46.0%, of revenues in the third quarter of 1998, compared to $6.7 million, or 45.7%, in the third quarter of 1997. The Specialty Lending division contributed $1.3 million, or 5.4%, of revenues in the third quarter of 1998 compared to $2.3 million, or 15.7%, of revenues in the third quarter of 1997. The Company's pro forma net income increased from $2.1 million in the third quarter of 1997 to $3.7 million in the third quarter of 1998, an increase of $1.6 million, or 77.8%.

               FRESH START(R): The Fresh Start(R) division generated $10.6 million in revenue in the third quarter of 1998 versus $6.7 million of revenue in the third quarter of 1997. The 59.3% increase in revenue is mainly attributable to a 92.0% increase in sales of Sub-Prime Home Equity Loans in the third quarter of 1998 compared to the third quarter of 1997. The greater loan sales are primarily attributable to (i) an increase in Sub-Prime Home Equity Loan closings as a result of more stores open in the third quarter of 1998 than in the third quarter of 1997, and (ii) the sale of $2.6 million more Sub-Prime Home Equity Loans in the third quarter of 1998 than were disbursed. Stores that were open before January 1, 1997 closed an average of $9.9 million of Sub-Prime Home Equity Loans during the third quarter of 1998 compared to $11.8 million in the third quarter of 1997. The Company moved some higher producing loan officers to new stores either as new store managers or to help develop those stores' local presence. Management expects that the personnel relocations will result in short-term decreases in loan closings at the mature stores from which these new store managers were moved, but believes that these moves will generally enable the new stores to mature and reach full productivity more quickly. Additionally, the increase in revenue due to more loan sales was partially offset by a decrease in margins earned on loan fees and gain on sale of mortgages of 18.0% due to the reasons previously mentioned [See Results of Operations].

               Direct expenses of the Fresh Start(R) division were $6.8 million on closings of $102.1 million (6.7%) in the third quarter of 1998 compared to $4.5 million on closings of $72.8 million (6.2%) in the third quarter of 1997. The 50.9% increase in expenses is partially attributable to the 40.2% increase in the volume of closed Sub-Prime Home Equity Loans and the opening of 13 new stores and one marketing center since July 1, 1997. Eight of the 13 new stores generated a net operating loss of $0.4 million in the third quarter of 1998. The increase in expenses as a percentage of closings is also attributable to marketing expenses of $1.9 million (1.9% of closings) in the third quarter of 1998 compared to $0.9 million (1.2% of closings) in the third quarter of 1997. The increase was incurred primarily to expose the Fresh Start(R) brand in the expanded markets from new store openings.

               SPECIALTY LENDING: The Specialty Lending division commenced its High LTV loan operations in the second quarter of 1997. The Specialty Lending division generated $1.3 million in revenue in the third quarter of 1998 versus $2.3 million of revenue in the third quarter of 1997. The 45.4% decrease in revenue is mainly attributable to a $6.0 million or 33.3% decrease in sales of High LTV Loans in the third quarter of 1998 compared to the third quarter of 1997, along with a 21.3% decrease in margins earned on average loan fees and gains on sale of High LTV Loans. The Company, during the third quarter, opted to take advantage of the potential business available in Conventional Loans, due to low interest rates, by switching the remaining sales force from High LTV Loans to Conventional Loans. Management intends to continue this practice, thereby offsetting the loss of High LTV revenues with more revenues earned through


                                                             Page 22 of 32 pages

         Conventional Loans. Therefore, management anticipates that the only revenues to be recognized in the fourth quarter for High LTV Loans will be those earned on closing out the existing pipeline of applications. Management believes this demonstrates the flexibility of the Call Center platform to shift to the products that are in the most demand. The decrease in average loan fees and gains on sale of High LTV Loans is mainly attributable to the expansion of originations into other states, as previously described.

               Direct expenses of the Specialty Lending division were $1.4 million on closings of $12.1 million (11.3%) in the third quarter of 1998 compared to $1.2 million on closings of $23.3 million (5.2%) in the third quarter of 1997. The 118.0% increase in expenses as a percentage of closings is primarily attributable to increased marketing expenses and lower originations as the Company refocused on Conventional Loan originations, 7.2% of closings in the third quarter of 1998 compared to 1.6% in the third quarter of 1997.

               CONVENTIONAL MORTGAGE LENDING: The Conventional Mortgage Lending division generated $10.7 million in revenue in the third quarter of 1998 versus $3.9 million of revenue in the third quarter of 1997. The 172.7% increase in revenue is mainly attributable to (i) a 98.0% increase in sales of Conventional Loans in the third quarter of 1998 compared to the third quarter of 1997, and (ii) a 34.8% increase in the margins earned on loan fees and gains on sale of Conventional
         Loans in the third quarter of 1998 compared to the third quarter of 1997. The greater loan sales are primarily attributable to an increase in Conventional Loan closings as a result of (i) a more favorable interest rate environment, (ii) the hiring of additional loan officers,
         (iii) to some extent, the significant efficiencies gained through the implementation of automated underwriting systems and other proprietary technology, along with (iv) the opening of additional branches during the second and third quarters of 1998. Management believes that an increase in interest rates or a prolonged period of consistently low interest rates could reduce the volume of Conventional Loans closed by the division as a result of a decrease in refinancing of existing mortgages by consumers. The increase in the margins earned on loan fees and gains on sale of Conventional Loans was the result of changes in sales methodologies, as previously described in the "Results of Operations" section.

               Direct expenses of the Conventional Mortgage Lending division were $5.5 million on closings of $456.7 million (1.2%) in the third quarter of 1998 compared to $2.9 million on closings of $232.1 million (1.2%) in the third quarter of 1997. The 90.8% increase in expenses quarter over quarter is primarily attributable to the 98.0% increase in the volume of closed Conventional Loans. Management believes that an increase in interest rates or a prolonged period of consistently low interest rates could reduce the volume of Conventional Loans closed by the division and, therefore, increase its per loan cost to originate Conventional Loans, reducing its profitability.

               OTHER REVENUE: Most of the other revenue in the third quarter of 1997 consisted of the $1.6 million gain on the sale of marketable securities. The remaining other revenue in the third quarter of 1997 and almost all of the third quarter of 1998 consisted of the activity of government insured lending, including the gain on sale of government insured loans.



                                                             Page 23 of 32 pages

               OTHER EXPENSES: Other expenses include expenses not directly allocable to a particular division, such as the costs associated with the Company's legal, marketing, accounting, information systems, facilities management, servicing and general and administrative support teams. The direct expenses of government insured lending are also reflected within these expenses. The majority of the increase of $1.0 million in expenses from $2.8 million in the third quarter of 1997 to $3.8 million for the third quarter of 1998 is due to increased costs of growth in technology support for the front-end origination system and branch network.

         NINE MONTHS ENDED SEPTEMBER 30, 1998
              VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

               Although revenues increased in the first nine months of 1998 compared to the first nine months of 1997, the contribution by segment differed from period to period. In the first nine months of 1998, the Conventional Mortgage Lending division contributed $26.3 million, or 40.9%, of revenues, compared to $11.3 million, or 32.9%, in the first nine months of 1997. The Fresh Start(R) division contributed $30.5 million, or 47.5%, of revenues in the first nine months of 1998, compared to $16.6 million, or 48.4%, in the first nine months of 1997. The Specialty Lending division contributed $6.3 million, or 9.8%, of revenues in the first nine months of 1998 compared to $3.6 million, or 10.6%, of revenues in the first nine months of 1997. The Company's pro forma net income increased from $4.9 million in the first nine months of 1997 to $9.6 million in the first nine months of 1998, an increase of $4.7 million, or 97.7%.

               FRESH START(R): The Fresh Start(R) division generated $30.5 million in revenue in the first nine months of 1998 versus $16.6 million of revenue in the first nine months of 1997. The 83.5% increase in revenue is mainly attributable to a 89.6% increase in sales of Sub-Prime Home Equity Loans in the first nine months of 1998 compared to the first nine months of 1997, and to the division beginning to sell loans by bulk sales in the second quarter of 1997, which generate higher premiums than sales of individual loans. The greater loan sales are primarily attributable to (i) an increase in Sub-Prime Home Equity Loan closings as a result of more stores open in the first nine months of 1998 than in the first nine months of 1997, and (ii) the sale of $18.0 million more Sub-Prime Home Equity Loans in the first nine months of 1998 than were disbursed, somewhat offset by (iii) a 3.7% decrease in margins earned on loan fees and gains on sale of mortgages. Stores that were open before January 1, 1997 closed an average of $30.1 million of Sub-Prime Home Equity Loans during the first nine months of 1998 compared to $31.6 million in the first nine months of 1997.

               Direct expenses of the Fresh Start(R) division were $20.1 million on closings of $284.4 million (7.1%) in the first nine months of 1998 compared to $10.0 million on closings of $178.5 million (5.6%) in the first nine months of 1997. Management believes that the increase in expenses as a percentage of closings is primarily due to (i) the continuing absorption of the direct start-up expenses, net of revenue, of some new stores opened in 1997 and the five new stores opened in January 1998, and (ii) an approximate $3.7 million increase (to 2.0% of closings in the first nine months of 1998 from 1.0% of closings in the first nine months of


                                                             Page 24 of 32 pages

               1997) in advertising to support the branch expansion into new markets in order to "brand" the Fresh Start(R) product in these new territories. A new store opening requires the Company to incur monthly expenses in excess of revenues generated by the new store until enough loans are closed for the store to reach break even. The Company expects these stores to contribute significantly less to its revenues and net income and more to its expenses for the twelve month period ending December 31, 1998, and possibly the first quarter of 1999. The new store expenses, net of revenue, were approximately $1.7 million through the nine months ended September 30, 1998.

               SPECIALTY LENDING: The Specialty Lending division generated $6.3 million in revenue in the first nine months of 1998 versus $3.6 million of revenue in the first nine months of 1997. The 71.9% increase in revenue is mainly attributable to a 93.0% increase in sales of High LTV Loans in the first nine months of 1998 compared to the first nine months of 1997, partially offset by a 16.7% decrease in the margins earned on loan fees and gains on sales of High LTV Loans in the first nine months of 1998 compared to the first nine months of 1997. Management believes that the higher loan sales are primarily attributable to (i) an increase in High LTV Loan closings as a result of the expansion of the Company's call center operations into additional states, partially offset by the conscious decision to shift part of the Company's Specialty Lending division's sales force to handle the high demand for Conventional Loans during the first nine months of 1998, as previously discussed, and (ii) the sale of $4.8 million more High LTV Loans in the first nine months of 1998 than were disbursed.

               Direct expenses of the Specialty Lending division were $4.8 million on closings of $51.6 million (9.4%) in the first nine months of 1998 compared to $2.0 million on closings of $37.0 million (5.4%) in the first nine months of 1997. The 74.1% increase in expenses as a percentage of closings is primarily attributable to marketing expenses of only $0.5 million for the nine month period ended September 30, 1997 versus $2.8 million for the nine month period ended September 30, 1998.

               CONVENTIONAL MORTGAGE LENDING: The Conventional Mortgage Lending division generated $26.3 million in revenue in the first nine months of 1998 versus $11.3 million of revenue in the first nine months of 1997. The 132.7% increase in revenue is mainly attributable to (i) a 88.3% increase in sales of Conventional Loans in the first nine months of 1998 compared to the first nine months of 1997, and (ii) a 23.6% increase in the margins earned on loan fees and gains on sale of Conventional Loans in the first nine months of 1998 compared to the first nine months of 1997. The greater loan sales are primarily attributable to an increase in Conventional Loan closings as a result of a more favorable interest rate environment, which caused a significant increase in loan refinancings, and, to some extent, the significant efficiencies gained through the implementation of automated underwriting systems and other proprietary technology. Management believes that an increase in interest rates or a prolonged period of consistently low interest rates could reduce the volume of Conventional Loans closed by the division as a result of a decrease in refinancing of existing mortgages by consumers.



                                                             Page 25 of 32 pages

               Direct expenses of the Conventional Mortgage Lending division were $14.0 million on closings of $1,209 million (1.2%) in the first nine months of 1998 compared to $7.3 million on closings of $609.8 million (1.2%) in the first nine months of 1997. The 93.0% increase in expenses is primarily attributable to the 98.3% increase in the volume of closed Conventional Loans. The Company believes its consistent expense ratio resulted from increased incentive compensation which was substantially offset by economies of scale resulting from greater loan volume and, to some extent, efficiencies resulting from the implementation of automated underwriting systems and other proprietary technology. Management believes that an increase in interest rates or a prolonged period of consistently low interest rates could reduce the volume of Conventional Loans closed by the division and, therefore, increase its per loan cost to originate Conventional Loans, reducing its profitability.

         LIQUIDITY AND CAPITAL RESOURCES

               The following table sets forth information concerning the Company's financial condition as of December 31, 1997 and September 30, 1998:


                                                                               December 31,         September 30,
                                                                                   1997                 1998
                                                                                   ----                 ----
                                                                                        (In thousands)


Cash and cash equivalents...............................................    $       11,947       $       34,384
Mortgage loans held for sale............................................           121,344              104,223
Property and equipment, net.............................................             7,011                9,987
Other assets............................................................             4,127                5,205
                                                                            --------------       --------------
    Total assets........................................................    $      144,429       $      153,799
                                                                            ==============       ==============
Warehouse borrowings....................................................    $       97,455       $       56,301
Drafts payable..........................................................            21,875               45,271
Other liabilities.......................................................             9,991               16,539
Shareholders' equity....................................................            15,108               35,688
                                                                            --------------       --------------
    Total liabilities and shareholders' equity..........................    $      144,429       $      153,799
                                                                            ==============        =============


               On May 6, 1998, the Company completed its Offering of 3,829,500 Common Shares, including 330,000 Common Shares sold by selling shareholders and 3,499,500 newly-issued Common Shares sold by the Company, at a price of $10.00 per share, for gross proceeds to the Company of $34,995,000, not including the $1,544,400 received by the Company upon exercise by the selling shareholders of options to purchase 330,000 Common Shares at $4.68 per share. These options were exercised by the selling shareholders to acquire the Common Shares they sold in the Offering. The net proceeds to the Company from the sale of shares offered by it in the Offering, after deducting the underwriting discount and the expenses of the Offering, were approximately $31,045,350. The Offering was underwritten by a group of underwriters for which Bear, Stearns & Co. Inc., Prudential Securities Incorporated and Roney & Co. served as representatives. The December 31, 1997 balance sheet includes approximately $55,000 of capitalized costs directly associated with the Offering.



                                                             Page 26 of 32 pages

               Cash and cash equivalents increased in the first nine months of 1998 primarily due to the proceeds of the Company's Offering and cash generated from operations offset by cash used to pay the Shareholder Distribution Amount. This cash is normally used to pay down warehouse borrowings. In order to demonstrate the availability of this liquidity, the Company withdrew its cash from its warehouse lines at September 30, 1998 for one day. Mortgage loans held for sale decreased due to more loans being sold than were closed in the first nine months of 1998. See "Results of Operations." Property and equipment increased due to new Fresh Start(R) stores and Conventional Mortgage Lending branch openings. Other assets at September 30, 1998 include approximately $1.7 million of loans held for investment, net of approximately $0.5 million of allowances for losses on these loans, approximately $0.2 million of real estate owned as a result of foreclosures, approximately $1.7 million of deferred income taxes, and approximately $1.6 million of miscellaneous assets.

               The combination of warehouse borrowings and drafts payable decreased due to the decrease in volumes of mortgage loans held for sale. See "Results of Operations." The increase in other liabilities is due to increased trade payables relating to increases in the volume of loans closed and financing for equipment acquisitions, increases to accrued expenses for accrued payroll, and a significant increase due to accrued income taxes reflecting the change to a C Corporation. Shareholders' equity reflects the increase due to the receipt of approximately $31.0 million in net proceeds from the Company's Offering that closed on May 6, 1998 and approximately $1.5 million in proceeds from the exercise of stock options by selling shareholders in the Offering, and net income, less distributions to shareholders of the Shareholder Distribution Amount, other distributions to pay tax liabilities they incur as a result of the Company's status as an S corporation until May 6, 1998 and cash dividends paid to C corporation shareholders.

               Net cash provided by operating activities during the first nine months of 1998 was approximately $62.7 million, compared to approximately $10.9 million in the first nine months of 1997. Cash was provided primarily by (i) the Company's net income for the first nine months of 1998 (approximately $13.5 million before depreciation and amortization, provision for credit losses, deferred income taxes and net gain on sales of marketable securities in 1998, compared to approximately $6.1 million in 1997), (ii) a decrease in mortgage loans held for sale (approximately $17.1 million in 1998, compared to an increase of approximately $4.3 million in 1997), (iii) an increase in drafts payable, which represent funds advanced for loan closings that have not yet been drawn against the warehouse line of credit (approximately $23.4 million in 1998, compared to approximately $7.4 million in 1997), (iv) a decrease in other assets (approximately $0.1 million in 1998 compared to $1.1 million in 1997), and (v) an increase in accounts payable and accrued expenses and other liabilities, primarily as a result of the increase in loan closings and the number of stores and branches opened during 1998 (approximately $8.5 million in 1998, compared to approximately $2.8 million in 1997).

               These sources of cash were partially offset primarily by cash used during the first nine months of 1998 to purchase equipment for new stores (approximately $4.6 million in 1998, compared to approximately $4.0 million in 1997), and for real estate owned and loans held for investment (approximately $1.3 million in 1998, compared to zero in 1997). The Company


                                                             Page 27 of 32 pages
         also used cash to pay the Shareholder Distribution Amount (approximately $19.6 million), to pay a tax distribution to existing shareholders in April 1998 (approximately $5.4 million), to decrease borrowings under the Company's warehouse financing facilities (approximately $41.2 million in 1998, compared to approximately $8.6 million in the first nine months of 1997), to repay all notes payable (approximately $1.9 million in 1998, compared to borrowings of approximately $2.0 million in the first nine months of 1997), and to pay dividends to shareholders (approximately $0.6 million). These uses of cash were financed primarily by cash generated by operations and the proceeds of its Offering, the repayment of shareholder advances, and the proceeds of option exercises. During the first nine months of 1997, the use of cash was partially financed by the sale of marketable securities (approximately $4.5 million) and the repayment of shareholder advances.

               The Company has $400 million of warehouse financing facilities, an increase from $190 million of warehouse financing facilities as of September 30, 1997. The Company's warehouse line of credit currently provides for up to $150 million principal amount of demand loans secured by loans held for sale and other assets of the Company. Loans under the warehouse line of credit bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The effective weighted average interest rate for this arrangement in the first nine months of 1998 was 7.04%. As of November 10, 1998, the Company had borrowed $146.5 million under this facility and had a maximum of $3.5 million available for additional borrowings. As of November 11, 1998, the Company expanded this warehouse facility to $200 million.

               In addition to the $150 million warehouse line of credit, the Company's reverse repurchase arrangement provides that the lender, an affiliate of one of the representatives of the underwriters in the Company's Offering, will purchase from the Company at par, subject to the Company's agreement to repurchase on a daily basis, up to $200 million of fully-amortizing, first or junior lien residential mortgage loans and home equity loans that comply with the Company's origination guidelines and conform to whole and bulk loan sale requirements. This agreement is not a committed facility and the lender may elect to discontinue the repurchase agreement at any time. The term of any financing under the repurchase agreement matures and may be renewed on a daily basis. In any event, the arrangement terminates in March 1999. The effective weighted average interest rate to the Company of this arrangement in the first nine months of 1998 was 6.8%. The Company uses this facility as a supplemental borrowing facility to fund loans closed by the Company until they are sold. As of November 10, 1998, the Company had financed $24.5 million of loans under this facility and an additional $175.5 million was available for future financings.

               The net proceeds of the Offering, together with cash flows from operations, are expected to be sufficient to fund the Company's liquidity requirements for the next 12 months, if the Company's future operations are consistent with management's expectations. The Company, however, expects that eventually it will need to arrange for additional sources of capital through the issuance of debt, equity or additional bank borrowings. The Company has no commitments for any such additional financings, and there can be no assurance that the


                                                             Page 28 of 32 pages

         Company will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to the Company. In such event, the Company's growth and operations could be curtailed. If the Company begins to securitize its assets or significantly increases its retained mortgage servicing rights, the Company's liquidity could be materially adversely affected.

         NEW ACCOUNTING STANDARDS

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application, hedging relationships must be designated anew and documented pursuant to the provisions of Statement
         133. Statement 133 may not be applied retroactively to financial statements for prior periods. Management has not yet evaluated the impact of the implementation of this statement at this time.

         YEAR 2000 COMPLIANCE

               The Company does not expect the cost of making its computer systems Year 2000 compliant will be material to its financial condition or results of operation. Most of the Company's computer hardware and software is less than two years old, it believes that its exposure to Year 2000 related hardware and software problems is lower than if it used older equipment and software and the identification and resolution of any problems discovered. The Company, together with its independent network consultant has completed the evaluation of its hardware and software, and has begun the process of purchasing the hardware and software necessary to replace what was determined to be non-compliant. The Company also plans to explore the strategies of its vendors to discover and resolve any Year 2000 problems. The Company is already participating with its loan servicing vendor in its Year 2000 evaluation process. Based on the responses of its vendors to date, the Company does not expect any material disruption in its operations as a result of Year 2000 compliance failure. The Company has budgeted $250,000 for software and hardware replacement of which $ 120,000 had been spent as of September 30, 1998. The Company expects to complete this process during the first six months of 1999. The Company has not yet prepared a contingency plan in the event of a Year 2000 related failure of its computer hardware or software.



                                                             Page 29 of 32 pages

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.




                                                             Page 30 of 32 pages

                           PART II--OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1 Amendment No. 3 to Second Amended and Restated Mortgage Warehousing Agreement
                  10.2 Amendment No. 4 to Second Amended and Restated Mortgage Warehousing Agreement
                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed by the Registrant
                  during the quarter for which this report is filed.



                                                             Page 31 of 32 pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ROCK FINANCIAL CORPORATION
                                                  (Registrant)

Date:  November 16, 1998                 By:   /s/ DANIEL GILBERT
                                            -----------------------------------
                                               DANIEL GILBERT
                                               Its:     Chairman  of the  Board
                                                        and Chief Executive
                                                        Officer
                                               (Duly Authorized Officer)


Date:  November 16, 1998                 By:    /s/ FRANK E. PLENSKOFSKI
                                            -----------------------------------
                                                FRANK E. PLENSKOFSKI
                                                Its:     Chief Financial Officer
                                                (Principal Accounting Officer)




                                                             Page 32 of 32 pages

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

10.1              Amendment No. 3 to Second Amended and Restated Mortgage
                  Warehousing Agreement
10.2              Amendment No. 4 to Second Amended and Restated Mortgage
                  Warehousing Agreement
27.1              Financial data schedule.