Form 10-K405
period 1998-12-31
ROCK FINANCIAL CORP/MI/
filed 1999-03-31
CIK 1055286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1998

                                       OR
|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to          Commission file number 000-23887
                              ------  ----------

                           ROCK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                            38-2603955
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)
                       30600 TELEGRAPH ROAD, FOURTH FLOOR
                          BINGHAM FARMS, MICHIGAN 48025
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (248) 540-8000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON SHARES, PAR VALUE $0.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of March 11, 1999, the aggregate market value of the voting and non-voting common equity, consisting of common shares, held by non-affiliates of the registrant, computed by reference to the closing sales price of the common shares on that date, was $174,573,375.

         The number of the registrant's common shares outstanding as of March 11, 1999 was 13,965,870.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders, scheduled to be held May 25, 1999, are incorporated by reference in Part III, if the Proxy Statement if filed no later than April 30, 1999.

                                            ROCK FINANCIAL CORPORATION

                                                 Table of Contents
                                                 -----------------

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
         PART I            .......................................................................................3

         ITEM 1.           BUSINESS...............................................................................3
         ITEM 2.           PROPERTIES............................................................................22
         ITEM 3.           LEGAL PROCEEDINGS.....................................................................22
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................22
                           SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT..............................23
         PART II           ......................................................................................24

         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................24
         ITEM 6.           SELECTED FINANCIAL DATA...............................................................24
         ITEM 7.           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND RESULTS OF
                           OPERATIONS............................................................................27
         ITEM 7A.          QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK............................49
         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA............................................51
         ITEM 9.           CHANGES  IN   DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                           DISCLOSURE............................................................................77
         PART III          ......................................................................................78

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................78
         ITEM 11.          EXECUTIVE COMPENSATION................................................................78
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................78
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................78
         PART IV           ......................................................................................79

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................79
         SIGNATURES        ......................................................................................80

                                     PART I
                                     ------

ITEM 1.  BUSINESS

OVERVIEW

         Rock Financial Corporation ("Rock" or the "Company") is a company marketing conventional, government insured and sub-prime debt consolidation and home financing loans, secured primarily by first or second mortgages on one-to four-family, owner-occupied residences. Rock originates loans through 18 stores and branches, one call center, and an Internet site. Founded in 1985 by its current Chief Executive Officer, President and Chairman of the Board, Daniel Gilbert, the Company originates 100% of its loans through marketing directly to consumers. The Company seeks to provide "world class" service to its customers, thereby encouraging them to return for future loans and refer others to the Company for loans. The Company also focuses on recruiting, developing and motivating talented people, recruited from inside and outside the consumer finance industry, to implement its business strategies. The Company believes it is creating growing brand identities and a direct to customer franchise that should sustain its loan origination efforts.

         The Company originates loans to individuals with impaired credit characteristics, high levels of debt service to income, unfavorable past credit experience, limited credit history, limited employment history or unverifiable income ("Sub-Prime Home Equity Loans") through its Fresh Start(R) division, created in 1994. During 1998, the Company closed $374.2 million of Sub-Prime Home Equity Loans (6,405 loans, representing 26.9% of the total loans closed). The Company also originates loans that generally conform to Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("Freddie Mac") underwriting standards, or that generally meet such standards except for maximum loan size guidelines ("Conventional Loans"), through its Conventional Mortgage Lending division. During 1998, The Company closed $1.9 billion of Conventional Loans (15,093 loans). Although only 15.9% of the total loan closings (by dollar volume) were Sub-Prime Home Equity Loans in 1998, revenues from Sub-Prime Home Equity Loans equaled 42.4% of total revenues due to higher profit margins and interest rates associated with Sub-Prime Home Equity Loans. In addition, the Company increased its government insured lending operations in 1998, primarily making mortgage loans that meet the underwriting standards for Federal Housing Administration ("FHA") insurance.

         Rock's business in each division is supported by an infrastructure of sophisticated technology, highly-trained people and specialized marketing, including multimedia advertising and direct marketing operations. To identify potential customers, Rock uses internal and external databases of information regarding past and potential customers and their needs. Rock then develops customer profiles that it uses together with information from outside sources to tailor and direct its marketing efforts for each of its divisions. Rock believes that its focused marketing approach makes more efficient use of its marketing resources and leads to a higher marketing success rate than broad indiscriminate marketing aimed at a wide range of consumers.

         As a retail originator of loans, Rock earns a portion of its revenues from origination points and processing fees charged to its customers. Rock currently does not securitize its loans. Rather, it sells its loans in large bulk and whole loan sales for cash premiums in the secondary market. During 1998, Rock had revenues of $89.8 million, pre-tax income of $18.8 million and pro forma net income of $12.2 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Termination of S Corporation Status and Income Taxes". During 1998, Rock closed $2.4 billion of loans (23,853 loans). As of March 11, 1999, Rock had 754 employees, including 290 loan officers.

         Rock was incorporated in the State of Michigan on June 21, 1985. For information concerning revenues from external customers and a measure of profit or loss by segment for each of 1997 and 1998, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Segment Analysis." Other than loans, the Company's assets are not specifically allocated to its operating divisions and, therefore, such allocation is not used for operating decisions with respect to the divisions. As a result, total assets by division are not presented. The Company was not managed according to segments during 1996; therefore, the Company is not presenting segment information for 1996.

RECENT DEVELOPMENTS

         Rock opened five Fresh Start stores in January 1998 and four Conventional Mortgage Lending branches in the first three quarters of 1998. Rock renamed its Michigan "Boulder Financial" stores "Fresh Start" in 1998. In 1999, Rock plans to rename its Fresh Start Loan Centers, Rock Financial Loan Centers in connection with its strategies to enhance consumer recognition of the Rock Financial brand name and to expand the products offered through its existing distribution channels (see "Business Strategy"). During 1998, Rock completed an initial public offering (the "Offering") of its common shares (see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). Rock repurchased 244,000 of its common shares during 1998 for an aggregate repurchase price of approximately $1.3 million. Also during 1998, Rock decided to stop originating High LTV Loans (see "Operating Divisions").

         Rock had operated through three major divisions, but currently operates through two major divisions. Rock decided, in the third quarter of 1998, to stop originating home equity second mortgage loans to individuals with good credit histories but little or no equity in their homes ("High LTV Loans") due to concerns of liquidity that resulted from a diminishing base of purchasers of these loans and to take advantage of the high demand for Conventional Loans. Therefore, the sales force from this division was shifted to handle this high demand for Conventional mortgage loans resulting from the lower interest rate environment.

         In December of 1998, the Company began to originate loans through its Internet site which led to an announcement in January 1999, of Rock's new Internet web site, RockLoans.com (see "Key Components of Rock's Retail Franchise and Philosophies"), and the closing of eight Fresh Start stores and one marketing center located outside of Michigan (see "Operating Divisions--Fresh Start Division"). In February 1999, Rock announced that it had formed a 70%-owned limited liability company to provide residential mortgage products to

Michigan National Bank's customers through Michigan National Bank's financial centers, a call center and over the Internet. The joint venture is expected to begin business in April 1999, subject to material closing terms and conditions and governmental approvals.

BUSINESS STRATEGY

         Rock's business strategy to build its consumer lending operations includes: (i) enhancing consumer recognition of its "Rock Financial" brand name in its current markets and establishing brand name recognition in new markets,
(ii) expanding its Internet and call center operations into additional states,
(iii) expanding the cross-selling of existing products and expanding the products offered through existing distribution channels, (iv) exploring establishing additional distribution channels, (v) providing "world class" service, and thereby distinguishing itself from its competitors, (vi) continuing to invest heavily in technology and marketing, (vii) maintaining consistent underwriting standards, and thereby maintaining secondary market interest in Rock's loans, and (viii) seeking potential acquisition opportunities.

         Enhance Consumer Recognition of the "Rock Financial" Brand Name. Rock uses advertising and marketing to enhance consumer recognition of its "Rock Financial" brand name in each of the current markets it serves and to establish brand name recognition in new markets it enters. Rock believes that it can differentiate itself from its competitors through a strong brand name and increase the likelihood that potential customers will use Rock to meet their financial needs.

         Expand Internet and Call Center Operations. Rock plans to expand its Internet and call center operations into additional states and through additional advertising, thereby potentially increasing loan production through such distribution channels and diversifying its operations geographically. As of March 11, 1999, Rock was soliciting mortgage loans in seven states through its call center and in four states through its Internet site and was licensed to do business or exempt from licensing in 36 other states. Rock is analyzing the requirements to do business and originate loans in other states.

         Expand the Cross-Selling of Existing Products and Expand the Products Offered Through Existing Distribution Channels. Rock plans to place loan officers from each of its divisions in each branch, thereby enabling Rock to make available a greater variety of products to its customers at these branches and to allow each of Rock's divisions to benefit from cross-selling opportunities. Rock also plans to offer a greater variety of its products through its Internet site and call center. Rock also plans to continue to explore new products which it can cost-effectively originate through each of its existing distribution channels. As part of this strategy, Rock continued to increase its government-insured lending operations through its existing distribution channels in 1998.

         Explore Establishing Additional Distribution Channels. Rock has developed a marketing and technology infrastructure that management believes will allow Rock to establish new distribution channels to market financial products directly to the consumer. Rock will explore creating new channels to market such financial products.

         Provide "World Class" Service. Rock trains its employees in what it calls its "world class" service philosophy, which is Rock's commitment to provide superior customer service, to be responsive to customer needs and to make applying for and closing each loan as quick, efficient and convenient for the customer as possible. Rock believes that "world class" service is necessary to distinguish Rock from its competitors. Rock also believes that referral and repeat business are some of its most important sources of business, and that satisfied customers who received "world class" service are more likely to refer others to Rock for loans and to return to Rock for their future financing needs.

         Continue to Invest Heavily in Technology and Marketing. Rock has invested heavily in its technology and marketing to create an infrastructure of sophisticated technology, highly-trained people and specialized marketing and to create and enhance brand name recognition for the Rock Financial brand name. Rock plans to continue to make significant investments in its technology and marketing to maintain and enhance that infrastructure.

         Maintain Consistent Underwriting Standards. Rock desires to maintain consistent underwriting standards while it increases the volume of loans closed. Rock believes that maintaining consistent underwriting standards is important to develop and maintain its reputation and to maintain secondary market interest in Rock's loans. Also, Rock seeks to maximize its premium on whole and bulk loan sales by closely monitoring secondary market buyers' requirements.

         Seek Potential Acquisition Opportunities. Rock seeks potential acquisition opportunities. It intends to review selective new acquisition opportunities, as they arise, as a means of expanding its retail operations. In evaluating an acquisition candidate, Rock intends to analyze several strategic characteristics, including the candidate's geographic locations, the types of loans it originates, the presence and strength of local competition, the regulations applicable in the candidate's geographic locations and the structure of the transaction. The purchase consideration for any such acquisitions may be cash, equity or debt securities or a combination of the foregoing. Rock currently is not a party to a letter of intent or definitive agreement with any acquisition candidates. There can be no assurance that Rock will enter into any such agreements or acquire any acquisition candidates.

KEY COMPONENTS OF ROCK'S RETAIL FRANCHISE AND PHILOSOPHIES

         Rock originates 100% of its loans through marketing directly to consumers through stores and branches, a call center and an Internet site. Rock seeks to provide "world class" service to its customers, thereby encouraging them to return for future loans and refer others to Rock for loans. Rock also focuses on recruiting, developing and motivating talented people, recruited from inside and outside the consumer finance industry, to implement its business strategies. Through the use of these key components, the Company believes it is creating growing brand identities and a direct to customer franchise that should sustain its loan origination efforts.

Marketing and Advertising. Rock makes extensive use of multimedia advertising campaigns, including television, radio, yellow pages and print advertising, and direct marketing efforts to support its loan officers' sales efforts. Rock uses its customer profiles to focus its advertising and direct marketing efforts in order to reach its target customer cost-effectively and generate loan inquiries. Rock also uses advertising to increase brand name recognition for its Rock Financial brand name. In 1999, Rock plans to rename its Fresh Start Loan Centers, Rock Financial Loan Centers in connection with its strategies to enhance consumer recognition of the Rock Financial brand name and to expand the products offered through its existing distribution channels (see "Business Strategy"). By creating brand name recognition, Rock believes that it is more likely that consumers will use the Company to meet their financial needs.

         Rock has an in-house marketing staff with a marketing product manager dedicated to each division. Rock's marketing team, together with an outside advertising agency, produces Rock's graphic art, places virtually all of Rock's print, radio and television advertising, manages Rock's marketing data base and acquires lists used for call center and direct marketing efforts. Rock uses extensive direct-mail marketing and significant multimedia advertising campaigns to generate inbound call volume into its call center, and expects to do the same in 1999 to generate traffic on its new web site. At various times, outbound telemarketing programs also are launched to targeted lists of consumers. Rock uses a specially trained sales force and relies heavily on technology and systems designed specifically for Rock. The infrastructure of the call center is designed with the ability to change focus to, or add, various types of loan products as appropriate, and the Company intends to expand the range of products offered through its call center in 1999.

Using Technology and Information Systems for Marketing. Rock believes that its focused marketing approach makes more efficient use of its marketing resources and leads to a higher marketing success rate than broad indiscriminate marketing aimed at a wide range of consumers. To identify potential customers, Rock uses internal and external databases of information regarding past and potential customers and their needs. Rock then develops customer profiles that it uses to tailor and direct its marketing efforts for each of its divisions. Rock uses its profiles to attempt to identify homeowners and potential homeowners believed by management to be likely to have a need for a Rock product and who are likely to satisfy its underwriting guidelines. Rock uses these profiles and demographic information to determine where to locate its stores and branches and how to target its multimedia advertising. Rock also monitors the effectiveness of its marketing programs and adjusts them based on their performance.

         Call center loan officers make outbound calls using Rock's predictive dialer systems. Rock's telephone system also routes inbound calls to available call center loan representatives. The telephone system can also track where calls originate, who handles the call, the time a customer spends waiting on the phone and other information about Rock's phone calls. Rock also uses a customized loan origination system that allows Rock to process loans quickly and efficiently. The system provides real-time access to the information used by each team in operations as well as the secondary marketing and financial teams. Rock also uses these systems to develop computer-generated forms for each of its various loans in each jurisdiction to make the processing of approved loans faster and more efficient.

         In January 1999, the Company launched a new Internet web site, www.RockLoans.com. The site is an easy, user friendly mortgage site that allows the borrowers to apply for their mortgage, lock in an interest rate on selected products, run a product and interest rate comparison for their specific situation and check the status of their loan application. The site also provides product information about the loans offered by Rock.

         As of March 11, 1999, Rock employed a staff of 47 in its technology team to allow it to analyze better its information regarding past customers, develop customer profiles, create and obtain lists of potential customers and track loan applications, closings and sales. In addition, Rock's software systems help call center and other loan officers make and keep track of calls and assist them with their sales presentations and in gathering the information necessary to determine if a potential customer qualifies for a Rock loan.

High Level of Service and Relationship Selling. Rock believes that "world class" service is necessary to distinguish Rock from its competitors. The loan products offered by Rock are generally standardized products offered by many competitors, so potential customers generally can choose among competitors on the basis of price, convenience and service. Rock seeks to provide "world class" service to its customers, thereby encouraging them to return for future loans and to refer others to Rock for loans. Rock strives to make applying for and closing each loan as quick, efficient and convenient for the customer as possible. In addition, Rock believes that referrals and repeat business from satisfied customers are some of its largest sources of business and that satisfied customers who received "world class" service are more likely to refer others to Rock for loans and to return to Rock for their future financing needs. Rock attempts to measure customers' satisfaction with its service through customer service ratings and compensates its employees based, in part, on those ratings.

         In addition, Rock attempts to establish third-party relationships with persons from whom potential customers might seek advice about the types of loans offered by Rock, such as real estate brokers, home builders and professionals in order to generate referral business.

Training. Rock focuses on recruiting, developing and motivating talented people from within and outside the consumer finance industry to implement its business strategies. Rock is committed to its human resources team and its efforts to train Rock's employees in Rock's marketing and "world class" service philosophies. Through its training programs, Rock seeks to instill in all of its employees Rock's commitment to provide superior customer service and to be responsive to customer needs. All new employees are required to undergo a training program. New sales persons are required to take a training class to provide them with knowledge of Rock's products and to provide them with extensive training in sales and marketing techniques, including telephone sales techniques, and customer relations. Sales persons are also provided with periodic ongoing training to keep their skills and product knowledge up to date. Rock uses its technology and information systems to provide employees with more standardized training, realistic practice of their skills and quick feedback. Management also uses its technology and information systems to monitor employee performance both in training classes and on the job, which in turn helps Rock assess the ongoing training needs of its employees and develop more effective training programs.

         Ongoing telephone skill training is provided to all loan officers. The training includes classroom as well as individual training sessions. Employees are trained to return all calls promptly. Employees, especially call center employees, are evaluated based on, among other things, the number of closed loans, the speed and accuracy of their loan closings, the percentage of proposed loans submitted that receive underwriting approval and the customer's evaluation of the service received.

         Rock recruits employees who have the attitude and skills Rock considers necessary to be successful. Rock has established a web site for its recruiting efforts at http://www.rockcareers.com. It then strives to develop its loan officers and to promote its most qualified loan officers. Rock monitors the performance of its loan officers on a daily, weekly, monthly and yearly basis. Rock also measures the customer service ratings of each of its loan officers and of its internal staff based on customer feedback at loan closing.

OPERATING DIVISIONS

         Rock had operated through three major divisions, but currently operates through two major divisions. Rock decided, in the third quarter of 1998, to stop originating High LTV Loans due to concerns of liquidity that resulted from a diminishing base of purchasers of these loans and to take advantage of the high demand for Conventional Loans. Therefore, the sales force from this division was shifted to handle this high demand for Conventional mortgage loans resulting from the lower interest rate environment. Rock originates Sub-Prime Home Equity Loans to individuals with impaired credit characteristics, high levels of debt service to income, unfavorable past credit experience, limited credit history, limited employment history or unverifiable income through its Fresh Start division. Rock also originates Conventional Loans that generally conform to FNMA or Freddie Mac underwriting standards, or that generally meet such standards except for maximum loan size guidelines, through its Conventional Mortgage Lending division. In addition, the Company increased its government insured lending operations in 1998, primarily making mortgage loans that meet the underwriting standards for FHA insurance.

CONVENTIONAL MORTGAGE LENDING DIVISION

         Since its inception in 1985, Rock has originated Conventional Loans through its Conventional Mortgage Lending division. The Conventional Mortgage Lending division originates loans primarily through nine branches, all located in southeast Michigan, but also through its Fresh Start stores, Internet site and call center. Over the past 14 years, Rock has used marketing and advertising to create and enhance brand name recognition for the Rock Financial name. In conjunction with its multimedia advertising, Rock coordinates extensive direct marketing campaigns and call center operations. Rock has developed third-party relationships with real estate brokers, home builders, attorneys, accountants, and financial planners, which generate referral business. Conventional Loans generally conform to the underwriting guidelines of FNMA or Freddie Mac, or generally conform except for maximum loan size. The loans are generally made to finance the purchase of a home or to refinance a home mortgage. Rock is also an approved, unsupervised seller/servicer of FNMA and Freddie Mac Conventional Loans and a HUD-approved lender. During 1998, Rock originated $1.9 billion of Conventional Loans (15,093 loans) as compared to $867.5 million (6,513 loans) in 1997. Rock believes that it is the largest non-depositary-affiliated retail lender of one- to four-family residential mortgage loans in southeast Michigan. Management expects that loan closings will decline in the first quarter of

1999 due, in part, to normal seasonality and, in part, to increases in mortgage interest rates in January and February of 1999, which may cause revenues and/or period-end inventory to be less than those of the fourth quarter of 1998.

Conventional Mortgage Lending Branches. As of March 11, 1999, the Conventional Mortgage Lending division had eight southeastern Michigan branches. Four branches are located in retail strip malls, two are in office buildings and two are located near residential real estate brokers' offices. The branches, other than the National Support Center, range in size from 485 to 6,360 square feet. Each branch is headed by a branch manager, who is responsible for overseeing all loans originated from that branch and is compensated, in part, based on loan closing volume in his or her branch. The loan officers in the branch also earn the majority of their compensation through commissions.

         The Conventional Mortgage Lending division makes extensive use of telephone call center marketing and direct mail campaigns. Over the past 14 years, Rock has used marketing and advertising to create and enhance brand name recognition for the Rock Financial name. In conjunction with its multimedia advertising, Rock coordinates extensive direct marketing campaigns and call center operations and in 1999 expects to coordinate Internet operations. Rock focuses its direct marketing efforts on its profiled customers and those responding to its advertising, generally in the communities around its branch offices. The customer profiles, combined with information from other sources, are used to create mailing and call lists.

Conventional Loans. The following table shows, for 1996, 1997 and 1998, various information concerning the aggregate of the Conventional Loans closed by Rock:

                                                                        1996                  1997                  1998
                                                                  -----------------     -----------------     -----------------
                                                                                     (Dollars in thousands)

Principal amount of loans closed.............................          $892,672              $867,520            $1,872,025
Number of loans closed.......................................             6,940                 6,513                15,093
Average initial loan balance.................................              $129                  $133                  $124
Fixed rate loans:
                 Percentage of loans closed (dollars)........             37.2%                 45.9%                 84.4%
                 Weighted average interest rate..............              7.9%                  8.0%                  7.2%
                 Weighted average initial LTV................             72.0%                 70.1%                 69.1%
Adjustable rate loans:
                 Percentage of loans closed (dollars)........             62.8%                 54.1%                 15.6%
                 Weighted average initial interest rate......              6.5%                  6.8%                  6.8%
                 Weighted average initial LTV................             72.9%                 71.9%                 71.6%

         Substantially all of the Conventional Mortgage Lending division's loans are currently originated in the State of Michigan.

Underwriting. Loans originated through Rock's Conventional Mortgage Lending division must generally meet the underwriting standards for sale to FNMA or Freddie Mac or must generally meet such standards except for maximum loan size. These standards include the customer's mortgage, installment loan and revolving debt payment history, employment history, capacity to pay, outstanding judgments, charge-offs and repossessions, involvement in bankruptcies and foreclosures.

         Underwriting reviews and decisions are made by both automated underwriting systems or if necessary by separate Rock underwriters located at each branch. Although loans are secured by a mortgage lien, it is essential that care and consideration be given to the appraisal of the property securing the loan. Also, Rock generally evaluates the applicant's creditworthiness through the use of a consumer credit report, verification of employment and a review of the debt-to-income ratio of the customer. After completion of the documentation necessary for underwriting review of a loan, Rock's goal is to make underwriting decisions within 24 to 48 hours. On a case-by-case basis, Rock's underwriters may determine that a prospective customer warrants an exception from Rock's underwriting guidelines if compensating factors exist.

FRESH START DIVISION

         Rock's Fresh Start division, which was created in 1994, originates Sub-Prime Home Equity Loans secured primarily by first and second liens on one- to four-family, owner-occupied residences. The Fresh Start division focuses on customers whose borrowing needs are not served by traditional financial institutions due to impaired credit profiles or other factors. The Fresh Start division originates Sub-Prime Home Equity Loans primarily through its network of retail loan origination stores, but also through Rock's branches, Internet site and call center. Rock supports its Fresh Start store network with an array of marketing, including multimedia advertising campaigns and direct marketing to build local awareness of the Fresh Start brand name and to grow loan volume within each market. Rock's Fresh Start division is using the "Fresh Start" name, adopted in 1997, in its advertising outside of Michigan and converted its Michigan "Boulder Financial" stores to Fresh Start stores in 1998. In 1999, Rock plans to rename its Fresh Start Loan Centers, Rock Financial Loan Centers in connection with its strategies to enhance consumer recognition of the Rock Financial brand name and to expand the products offered through its existing distribution channels (see "Business Strategy"). For the year ended December 31, 1998, this division closed $374.0 million of Sub-Prime Home Equity Loans (6,406 loans), compared to $269.3 million of Sub-Prime Home Equity Loans in 1997 (4,196 loans). Because of the seasonality of its business along with the store closings in the first quarter of 1999, management expects both closings and revenue from Sub-Prime Home Equity Loans to decline in the first quarter of 1999.

Sub-Prime Home Equity Loans. Sub-Prime Home Equity Loans do not generally meet the underwriting standards for sale to FNMA or Freddie Mac for any of a variety of reasons, such as impaired credit characteristics, high levels of debt service to income, unfavorable past credit experience, limited credit history, employment history or unverifiable income. These loans are used typically to consolidate debt (such as credit card debt) and to finance home improvements, home purchases and other consumer needs. By originating loans to individuals with these characteristics, Rock is able to charge higher interest rates, in order to compensate for these risks, on its Sub-Prime Home Equity Loans than for its Conventional Loans.

         The following table shows, for 1996, 1997 and 1998, various information concerning the aggregate of the Sub-Prime Home Equity Loans closed by Rock:

                                                                        1996                  1997                  1998
                                                                        ----                  ----                  ----
                                                                                     (dollars in thousands)
Principal amount of loans closed.............................          $147,676              $269,275              $373,956
Number of loans closed.......................................             2,272                 4,196                 6,406
Average initial loan balance.................................               $65                   $64                   $58
Fixed rate loans:
                 Percentage of loans closed (dollars)........             22.7%                 33.5%                  94.6%
                 Weighted average interest rate..............             12.6%                 12.7%                  11.8%
                 Weighted average initial combined LTV.......             81.4%                 78.1%                  77.7%
Adjustable rate loans:
                 Percentage of loans closed (dollars)........             77.3%                 66.5%                   5.4%
                 Weighted average initial interest rate......             10.3%                 11.1%                  11.2%
                 Weighted average initial combined LTV.......             77.2%                 79.0%                  79.9%
Lien position:
                 Percentage first mortgages..................             95.2%                 80.7%                  73.0%
                 Percentage second mortgages.................              4.8%                 19.3%                  27.0%

         Fresh Start Stores. The majority of the Fresh Start stores are located in retail strip malls or office buildings with substantial signage. These stores range in size from approximately 1,400 to 5,400 square feet in size. Each store is headed by a store manager, who is responsible for overseeing all loans originated from that store and is compensated, in part, based on loan closing volume in his or her store. The loan officers in the store also earn the majority of their compensation through commissions. Fresh Start store managers report to district managers who are responsible for overseeing loan originations for the entire district and are compensated, in part, based on the volume of loans closed in that district.

         Prior to January 1, 1999, Rock had 19 Fresh Start stores and one pilot marketing center. As of December 31, 1998 the Company committed to a plan to close nine of its unprofitable stores in five states, leaving eight in Michigan and one each in Ohio, Illinois and Nevada, and recognized a corresponding loss on store closings of $2.0 million. The closing of these stores is in process and it is anticipated that it will be completed by the end of the first quarter of 1999. Rock does not currently intend to open additional Fresh Start stores, but has begun training its Fresh Start loan officers to be able to provide and originate a greater variety of products to its customers. During 1996, 1997 and 1998, Rock closed 100.0%, 89.9%, and 68.6% respectively, of the dollar volume of its Sub-Prime Home Equity Loans secured by property located in Michigan.

         The Fresh Start division also makes extensive use of telephone call center marketing and direct mail campaigns. Rock focuses its direct marketing efforts on its profiled customers and those responding to its advertising, generally in the communities around its stores. The customer profiles, combined with information from other sources, are used to create mailing and call lists.

Underwriting. Rock has developed its own underwriting guidelines for some of the loans originated through its Fresh Start division and adjusts these guidelines to the general standards required by secondary market buyers of such loans. Some of the loans originated through the Fresh Start division are underwritten by third parties that purchase such loans on a flow basis. During 1998, approximately 26.2% of the Sub-Prime Home Equity Loans were underwritten by third parties that purchase such loans on a flow basis. For the loans underwritten by Rock's underwriters, Rock is dependent on such underwriters and its quality control team to maintain the quality of its loans. See "Compliance and Quality Control."

         When underwriting its Sub-Prime Home Equity Loans, Rock relies principally on the underlying collateral, and to a lesser extent on the creditworthiness of the customer. Rock classifies such customers as "A" through "D" credits for purposes of underwriting and pricing its Sub-Prime Home Equity Loans. The criteria include the customer's mortgage, installment loan and revolving debt payment history, employment history, capacity to pay, outstanding judgments, charge-offs and repossessions, involvement in bankruptcies and foreclosures. Lower credit-rated customers generally must meet higher underwriting standards to obtain a loan, such as lower LTV and lower maximum loan amounts, and generally must pay higher interest rates on their loans to compensate the Company for this risk.

         Underwriting reviews and decisions for loans underwritten by Rock are made by separate Rock underwriters at the National Support Center. Rock has guidelines to assist its underwriters in the credit decision process. Although each loan is secured by a mortgage lien, it is essential that care and consideration be given to the appraisal of the property securing the loan. Rock also evaluates the applicant's creditworthiness through the use of a consumer credit report, verification of employment and a review of the debt-to-income ratio of the customer. After completion of the documentation necessary for underwriting review of a loan, Rock's goal is to make underwriting decisions within 24 to 48 hours. On a case-by-case basis, Rock's underwriters may determine that a prospective customer warrants an exception from Rock's underwriting guidelines due to compensating factors. Such decisions are usually made by the underwriting management of this division.

SPECIALTY LENDING DIVISION

         Rock's Specialty Lending division, which commenced High LTV Loan operations in March 1997, originated High LTV Loans secured primarily by second mortgages and with combined loan-to-value ratios (including the first mortgage balance) of up to 125% of the estimated value of the underlying property. The Specialty Lending division marketed High LTV Loans to consumers through its call center located at Rock's National Support Center in Bingham Farms, Michigan. The Company, during the third quarter of 1998, stopped originating these loans due to concerns of liquidity that was the result of a diminishing base of purchasers of High LTV Loans, and opted to take advantage of the potential business available in Conventional Loans, due to low interest rates, by switching the remaining sales force from High LTV Loans to Conventional Loans. Management will continue to evaluate the High LTV marketplace and does not currently have plans to renew originations until and unless the market for the loans changes. Therefore, the only revenues to be recognized for High LTV Loans in the first quarter of 1999, will be those earned on closing out the existing pipeline of applications (comprised of three loans as of December 31, 1998). Management believes this demonstrates the flexibility of the Call Center platform to shift to the products that are in the most demand. During 1998, Rock closed $55.8 million of High LTV Loans (1,743 loans) as compared to $66.0 million of High LTV Loans (2,036 loans) in 1997. During 1998, Rock closed 72.6% and 13.4% of the dollar volume of its High LTV Loans secured by property located in Michigan and Illinois, respectively.

GOVERNMENT INSURED LENDING

         Rock continued to increase its government-insured lending operations in 1998, primarily making mortgage loans that meet the underwriting standards for FHA insurance. Rock's FHA loans are generally made to finance or refinance home purchases. Rock currently originates these loans primarily from its Conventional Mortgage Lending branches in Michigan, but also through its Fresh Start Loan stores, its call center and its Internet site. For the year ended December 31, 1998, Rock closed $52.1 million of FHA loans (611 loans), representing approximately 2.6% of Rock's total loans as compared to $16.6 million (205 loans) in 1997. The 1998 loans had an average principal amount of $85,303 and a weighted average interest rate of 7.6%.

COMPLIANCE AND QUALITY CONTROL

         Rock's legal/compliance team is responsible for compliance and quality control. This centralized compliance function allows Rock to control and supervise regulatory compliance and offer consistency to its customers. The legal/compliance team also assists in developing underwriting and asset quality requirements for its loans and in applying those standards in making underwriting decisions. The legal/compliance team also helps the servicing team handle delinquencies and foreclosures that occur before a loan is sold.

         The quality control personnel review loans that have already been made
(i) to monitor, evaluate and improve the overall quality of loan production,
(ii) to identify and communicate to the legal/compliance team and management existing and potential underwriting and loan file problems or areas of concern, and (iii) meet the requirements of the secondary markets. After loans close, the quality control personnel select a percentage of the closed loans to check them for documentation, accuracy, compliance with law and potential fraud. The sample is selected so that each loan officer, branch, store and production employee is checked periodically. The quality control team also does statistical analyses of closed loans to determine if there are any patterns or problems. The results of their procedures are communicated to management through monthly reports.

LOAN SERVICING

         Rock currently services the loans it closes between the date of making the loan and the date it sells the loan and the related servicing. Rock employs Alltel Information Services, Inc. for providing its loan servicing computing services. During 1998, Rock sold all of its loans servicing released (i.e., without retaining the right to service the loan) or it sold the servicing rights separately. Rock's technology and personnel, however, are capable of servicing a substantially larger portfolio of loans without significantly increasing costs. Rock would consider selling its loans with the servicing rights retained if it believes that the value of the servicing rights is or may become significantly greater than secondary market buyers are then willing to pay for them. If Rock sold loans with servicing retained, Rock would recognize a gain on the sale equal to the difference between the carrying value of the loan sold on Rock's balance sheet and the sum of (i) the cash received in such sale, and (ii) the amount of an asset recorded on its balance sheet in an initial amount equal to the net present value of the servicing fees it would expect to collect over the life of the loan (the "Servicing Asset"). If Rock began to sell its loans with servicing retained, it would be subject to the risks that its taxable income might not match its cash flows and that its servicing assets might become overstated because of factors beyond Rock's control.

         Loan servicing includes collecting payments from customers, accounting for loan principal and interest, holding custodial funds for payment of mortgage-related expenses, such as taxes and insurance, inspecting the mortgaged premises as required, contacting delinquent customers, supervising foreclosures and property disposition in the event of unremedied defaults, and otherwise administering the loan.

SALE OF LOANS

         Rock closes all of its loans with the intent of selling such loans in the secondary market. Rock attempts to originate loans with characteristics which will be sought by unaffiliated purchasers of loans, including banks and parties seeking loans for securitization pools, at attractive premiums. Sales of Sub-Prime Home Equity Loans and High LTV Loans (together, "Sub-Prime Loans") and Conventional Loans are conducted by Rock's secondary marketing team.

         When Rock sells the loans it closes, Rock also reduces its exposure to default risk (other than some first-payment defaults by customers) and most of the prepayment risk normally inherent in the consumer lending business. Rock may be required to repurchase or substitute loans in the event of a breach of representations and warranties, including representations regarding compliance with laws, regulations and program standards, accuracy of information, and lack of fraud or any misrepresentation made during the loan origination process. In addition, in connection with some Sub-Prime Loan sales, Rock may be required to return a portion of the premium received upon the sale of the loan if the loan is prepaid by the customer within the first year after sale. Otherwise, Rock's loan sales are generally on a non-recourse basis. For the year ended December 31, 1998, Rock accrued approximately $815,000 with respect to future premium recapture, and during the year made approximately $627,000 of recapture payments. The amount remaining as a reserve with respect to future premium recapture at December 31, 1998 was approximately $882,000. In addition, Rock recorded a provision for credit losses of $568,000 in 1998 for potential repurchase obligations and the credit risk associated with holding loans longer before sale, as well as for loans classified as Held for Investment. During 1998, three loans were foreclosed and transferred to real estate owned, and approximately $203,000 in charge-offs were recorded against the allowance.

SUB-PRIME LOANS

         Rock sells its Sub-Prime Loans either through "bulk" sales or "flow" sales. "Bulk" sales are sales of loans underwritten to Rock's underwriting standards that are pooled and then sold to third parties for cash by Rock. "Flow" sales are sales of loans underwritten by a third party who commits to purchase each individual loan its underwriters approve.

         Rock currently does not securitize its loans. If the prices offered in the secondary market for Rock's loans decrease significantly relative to the value Rock believes that it could receive by securitizing such loans, Rock's management would consider securitizing its loans. If Rock began to securitize its loans, it would be subject to the risks of the securitization market, and liquidity risks.

         Two loan buyers purchased an aggregate of approximately 64% of the Sub-Prime Home Equity Loans sold by Rock in 1998, of which the largest of such buyers purchased approximately 37% of such Sub-Prime Home Equity Loans. The loss of either of these buyers or any significant reduction in the prices these buyers are willing to pay for Rock's loans could have an adverse effect on Rock's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Segment Analysis". Two loan buyers purchased approximately 94% of the High LTV Loans sold by Rock in 1998.

CONVENTIONAL LOANS AND GOVERNMENT INSURED LOANS ("PRIME LOANS")

         Rock sells its Prime Loans either through assignments of trade or whole loan sales. Currently, Rock's fixed-rate Conventional Loans meeting FNMA or Freddie Mac guidelines and Government Insured Loans are sold through assignments of trade. Assignment of trade sales are sales of both mortgage backed securities ("MBS") and Prime Loans to a third party who settles the trade with FNMA or Freddie Mac, but pays cash to Rock. Loans not meeting FNMA, Freddie Mac or Government Insured guidelines are sold in whole loan sales. In a whole loan sale, individual loans are underwritten and sold to a specific buyer on a committed basis.

INTEREST RATE RISK MANAGEMENT

         Rock closes loans and subsequently sells them for cash to unaffiliated wholesale purchasers. If prevailing interest rates rise between the time Rock closes loans or fixes the interest rates on such loans and the time such loans are priced for sale, the spread between the amount loaned and the amount the wholesale purchaser is willing to pay for the loan narrows, resulting in a loss in value of the loan. To protect against such losses in respect of its Prime Loans (where the interest spread is lower), Rock currently enters into forward sales commitments to fix the sales price of the Prime Loans expected to be closed or hedges the value of those loans through periodic purchases of short-duration treasury-based options. Before entering into forward commitments or hedging, Rock performs an analysis of its Prime Loans and Prime Loan applications with committed interest rates taking into account such factors as the estimated portion of such loan applications that will ultimately be funded, interest rates, inventories of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions. Rock attempts to make forward commitments for or hedge substantially all of its estimated interest rate risk on its Prime Loans. Rock does not believe that hedging its interest rate risk with respect to its Sub-Prime Loans is cost effective as a result of their generally higher interest spreads combined with their relative lack of sensitivity to changes in market interest rates and considering the period during which Rock intends to accumulate such loans for sale. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

COMPETITION

         The consumer lending industry is highly competitive and fragmented. Rock faces intense competition, primarily from numerous commercial banks, savings and loan associations, credit unions, insurance companies, mortgage brokers, mortgage bankers and other consumer finance companies. If Rock expands into additional geographic markets, it will face competition from consumer lenders with established positions in such markets. There can be no assurance that Rock will be able to compete successfully with these consumer lenders.

         Competition can take place on various levels, including convenience in obtaining a loan, service, marketing, pricing (including the interest rates, closing costs and processing fees offered) and range of products. Rock believes that pricing, service and convenience are the most important competitive factors affecting its business. Many of Rock's competitors in the consumer lending industry are better established, substantially larger and have significantly more capital and other resources than Rock. In addition, FNMA and Freddie Mac are currently developing technologies and business practices that will expand the scope of mortgage loans eligible to be purchased by them, including Sub-Prime Home Equity Loans. The effect of these events on the consumer lending industry and profit margins is not presently determinable, but such expanded scope could attract additional competitors into the market and significantly erode profit margins. Barriers to entry into the consumer lending industry are low, and the current level of gains realized by Rock and its existing competitors on the sale of loans could attract additional competitors into the market. Consequently, there are many recent market entrants seeking these relatively attractive profit margins. Increases in the number of competitors seeking to originate consumer loans could lower the rates of interest or reduce the amount of origination points and fees Rock can charge customers, thereby reducing the potential profitability of such loans. Competition might also reduce Rock's loan closing volume. In addition, during periods of declining interest rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. There can be no assurance that Rock will be able to compete successfully in this market environment and any failure in this regard could have a material adverse effect on Rock's business, financial condition and results of operations.

SYSTEMS

         Rock is committed to maintaining and enhancing its technology and systems. As of March 11, 1999 Rock employed a staff of 47 in its technology team to allow it better to analyze its information regarding past customers, develop customer profiles, create and obtain lists of potential customers and track loan applications, closings and sales. Rock's offering of a broad range of loan products requires the timely delivery of such loan products and careful monitoring and tracking of loans from their origination through their ultimate sale. Rock uses a loan origination and administration system that allows Rock to process loans quickly and efficiently. The system provides real-time access to the information used by each team in operations as well as the secondary marketing and financial teams. The system provides loan officers with information concerning the status of each loan application and reminds them of the documents and steps needed to close the loan. Rock also uses these systems to develop computer-generated forms for each of its various loans in each jurisdiction to make the processing of approved loans faster and more efficient. Also, in January 1998, Rock introduced FNMA's automated underwriting systems to its Conventional Mortgage Lending division. Because a loan officer's compensation is based, in part, on the number of loans closed each month, this information also provides employees with information about the status of their compensation for the month and gives them an incentive to be more productive.

         Call center loan officers handle both inbound and outbound calls. Most inbound calls are from homeowners responding to Rock's advertising and direct mail campaigns. Outbound calls use Rock's computerized predictive dialers with scripted, interactive sales presentations to solicit homeowners and current customers. A predictive dialing system is a telecommunications device which initiates phone calls to pre-selected and randomly-selected numbers, predicts when sales agents are available to receive calls and automatically forwards calls to an available sales agent. It also routes inbound calls to available call center loan representatives. The telephone system can track where calls originate, who handles the call, the time a customer spends waiting on the phone and other information about Rock's phone calls.

SEASONALITY

         Rock is affected by consumer demand for home loans, which is partially influenced by regional trends, economic conditions and personal preferences. Rock's business is generally subject to seasonal trends with loan activity generally decreasing during the winter months, especially loans relating to home purchases. Rock's lowest revenue and net income levels during the year have historically been in the first quarter. In addition, Rock believes that new stores typically require twelve to eighteen months of operations before their revenues and expenses are at levels comparable to older stores, and that during their first two to three quarters of operations their expenses might exceed their contribution to income. Rock expects stores opened less than eighteen months to contribute significantly less to its revenues and net income and more to its expenses than stores and branches that have been in operation for at least eighteen months.

GOVERNMENT REGULATION

         Rock's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and will be subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Regulated matters include, without limitation, loan origination, marketing efforts, credit application and underwriting activities, maximum finance and other charges, disclosure to customers, certain rights of rescission, closing and servicing loans, collection and foreclosure procedures, qualification and licensing requirements for doing business in various jurisdictions and other trade practices.

         Loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. Activities as a lender are also subject to various federal laws. The Truth-in-Lending Act ("TILA") and Regulation Z promulgated thereunder, as both are amended from time to time, contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. "TILA" also guarantees consumers a three-day right to cancel certain credit transactions. If Rock is found not to be in compliance with "TILA", aggrieved customers could have the right to rescind their loan transactions with Rock and to demand the return of finance charges paid to Rock.

         In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act makes certain amendments to "TILA". The "TILA" amendments, which became effective in October 1995, generally apply to mortgage loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) ("covered loans") with (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400, or (ii) an annual percentage rate of more than 10 percentage points higher than comparably maturing United States Treasury securities.

         The "TILA" amendments impose additional disclosure requirements on lenders originating "covered loans" and prohibit lenders from originating "covered loans" that are underwritten solely on the basis of the customer's home equity without regard to the customer's ability to repay the loan. Rock applies to all covered loans underwriting criteria that take into consideration the customer's ability to repay. The "TILA" amendments also prohibit lenders from including prepayment fee clauses in "covered loans" to customers with a debt-to-income ratio in excess of 50% or in "covered loans" used to refinance existing loans originated by the same lender. Rock did not report any material prepayment fee revenue in the years ended December 31, 1996, 1997, and 1998. The "TILA" amendments impose other restrictions on "covered loans", including restrictions on balloon payments and negative amortization features, which Rock does not believe will have a material effect on its operations.

         Rock is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits lenders from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts lenders from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970, as amended ("FCRA"), requires the lender to supply the applicant with a name and address of the reporting agency. Rock is also subject to the Real Estate Settlement Procedures Act ("RESPA") and the Fair Debt Collection Practices Act and is required to file an annual report with HUD pursuant to the Home Mortgage Disclosure Act ("HMDA"). Rock is also subject to the rules and regulations of, and examinations by, HUD, FNMA, Freddie Mac and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing mortgage loans and to various other federal and state laws, rules and regulations governing among other things, the licensing of, and procedures that must be followed by, consumer lenders and servicers, and disclosures that must be made to consumer customers. Rock's joint venture with Michigan National Bank will also be subject to supervision and examination by the Office of the Comptroller of the Currency for compliance with banking laws.

         Texas has newly-enacted laws affecting Sub-Prime Loans. As a result of these new laws there are increased risks associated with Rock's loans secured by property located in Texas, including (i) risks that Rock's Sub-Prime Loans will not comply with the provisions permitting mortgage liens on Texas real estate, making Rock's liens invalid, (ii) risks of litigation, including class action lawsuits, if Rock's loans, including the origination points and processing fees charged on such loans, are determined to violate Texas law, and (iii) risks that secondary market loan buyers will not be willing to purchase loans secured by Texas real estate or will pay lower prices for such loans. Rock currently sells Sub-Prime Loans originated in Texas on a flow basis and intends to increase its concentration on originating Conventional Loans in Texas until the new laws are clarified. The volume of loans in Texas which are originated by the Company is expected to be significantly less than in 1998 as all of the stores in Texas are part of the store closings in the first quarter of 1999; however Rock may originate loans in Texas through its call center and/or Internet site.

         Failure to comply with these requirements can lead to civil or criminal liability, loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative and enforcement actions. There can be no assurance that Rock will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult and more expensive for Rock.

         In addition, industry participants are frequently named as defendants in litigation involving alleged violations of federal and state consumer-lending laws and regulations, or other similar laws and regulations, as a result of the consumer-oriented nature of the industry in which Rock operates and uncertainties with respect to the application of various laws and regulations in certain circumstances. Some sectors of, and participants in, the consumer-finance industry have been adversely affected by regulatory enforcement actions and private class-action lawsuits regarding various consumer-lending practices. These actions and lawsuits allege violations of the Real Estate Settlement Procedures Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act and various other federal and state lending and consumer-protection laws. Some of the practices which have been the subject of lawsuits against other companies include, but are not limited to, miscellaneous "add-on" fees; truth-in-lending calculations and disclosures; escrow and adjustable-rate mortgage calculations and collections; private mortgage insurance calculations, disclosures and cancellation; forced-placed hazard, flood and optional insurance; payoff statement, release and reconveyance fees; and unfair lending practices. If a significant judgment were rendered against Rock in connection with any litigation, it could have a material adverse effect on Rock's business, financial condition and results of operations.

         Further, during the course of its business, Rock may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on properties acquired by Rock. As a result, the value of such properties may be diminished. In the event that Rock is forced to foreclose on a defaulted loan secured by a contaminated property, Rock may be subject to environmental liabilities regardless of whether Rock was responsible for the contamination; Rock could be held responsible for the cost of remediating or removing such waste, and such cost could exceed the value of the underlying properties. While Rock intends to exercise due diligence to discover potential environmental liabilities before acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during Rock's ownership or after a sale thereof to a third party.

         If such hazardous substances are discovered, Rock may be required to remove those substances or sources and clean up the property at substantial expense. Rock may also be liable to tenants and users of neighboring properties. In addition, Rock may find it difficult or impossible to sell the property before or following any such cleanup. Rock does not conduct or require any environmental testing on the properties securing its loans. To date, Rock has not been required to perform any material environmental investigation or remediation activities, nor has it been subject to any material environmental claims. Rock, however, might be required to perform such investigations or activities, or become subject to environmental claims, in the future.

         The laws and regulations described above are subject to legislative, administrative and judicial interpretation, and certain of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which Rock is subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to Rock's compliance with applicable laws and regulations. Rock may also be subject to regulatory enforcement actions and private causes of action from time to time with respect to its compliance with applicable laws and regulations.

         In addition, because Rock's business is highly regulated, the laws, rules and regulations applicable to Rock are subject to modification and change. Any changes in such laws, rules and regulations could make compliance much more difficult or expensive, restrict Rock's ability to originate or sell loans, limit or restrict the amount of interest and other charges earned on loans closed or sold by Rock, or otherwise adversely affect the business or prospects of Rock.

SERVICE MARKS

         Rock has registered the names "Fresh Start Financial Services(R)," "Mortgage in a Box(R)," "Mortgage First(R)", "Mortgage by Mail(R)", "Fresh Start(R)," "Fresh Start Loan Center(R)," "Lender for Life(R)" and "PMI Buster(R)" as service marks with the United States Patent and Trademark Office. The registrations of these service marks are renewable indefinitely. Rock is not aware of any adverse claims concerning its marks.

EMPLOYEES

         As of March 11, 1999 Rock employed 754 full-time individuals, including 290 in its sales force. Rock believes that its future success is dependent, in large part, on its ability to attract and retain highly-qualified sales, management, marketing, technical and administrative personnel. Rock's employees are not represented by a union or subject to a collective bargaining agreement. Rock believes that its relations with its current employees are good.


ITEM 2.  PROPERTIES

         Rock's executive and administrative offices are located in leased premises at 30600 Telegraph Road, Fourth Floor, Bingham Farms, Michigan 48025 and consist of approximately 63,900 square feet. Rock has amended its lease to add additional space to its call center and additional office space. Rock has options to lease these premises through December 31, 2000, and the current base monthly rent is approximately $75,272.

         As of March 11, 1999 Rock had 11 Fresh Start stores and one call center (eight in Michigan and one each in Illinois, Ohio, and Nevada) and nine Conventional Lending branches (all in southeast Michigan). The Fresh Start division's stores are generally located in retail strip malls or office buildings. Four Conventional Lending branches are located in retail strip malls, three are in office buildings and two are located near residential real estate brokers' offices. Rock leases all of its Fresh Start stores and Conventional Lending branch locations pursuant to leases that expire at varying times from one month after notice from the landlord to November 2002. In January 1999, Rock closed eight of its unprofitable stores and its marketing center in five states. See "Recent Developments;" "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Segment Analysis --Fresh Start;" and "Operating Divisions--Conventional Mortgage Lending Division."

         Rock believes that its facilities are adequate for its current needs and that additional space is available for future expansion.


ITEM 3.  LEGAL PROCEEDINGS

         Rock is involved from time to time in routine litigation incidental to its business. Although the amount of any liability that could arise with respect to these actions cannot accurately be predicted, in the opinion of Rock, any such liability will not have a material adverse effect on Rock's financial position.


ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company and the positions held by them are as follows:

                                       EXECUTIVE
             NAME                    OFFICER SINCE       AGE                   POSITION
             ----                    -------------       ---                   --------

Daniel Gilbert................            6/85          37      Chairman of the Board of  Directors,  President and
                                                                Chief Executive Officer
David Carroll.................            4/92          36      Chief Operations Officer
Lindsay Gross.................            3/87          36      Executive Vice President
Frank E. Plenskofski..........            4/96          40      Treasurer and Chief Financial Officer

         All officers are appointed by, and serve at the discretion of, the Board of Directors.

         Daniel Gilbert. Mr. Gilbert founded Rock in June 1985 and has served as its Chief Executive Officer since its inception in June 1985, as its Chairman of the Board since December 1992 and as its President since November 1998. He also served as Rock's President from February 1986 until February 1998. Mr. Gilbert has been a director of Rock since its inception in June 1985. Gary L. Gilbert, a director of Rock, and Daniel Gilbert are brothers. David Katzman, a director of Rock, and Daniel Gilbert are first cousins.

         David Carroll. Mr. Carroll has served as Chief Operations Officer of Rock since September 1994. From July 1992 until September 1994 he served as Rock's Operation's Manager. Mr. Carroll was a director of Rock from September 1994 until February 1998.

         Lindsay Gross. Mr. Gross has served as Executive Vice President of Rock since May 1998. He also served as Executive Vice President, Conventional Lending of Rock from December 1992 until May 1998 and as Rock's Secretary from March 1987 until September 1994. Mr. Gross was a director of Rock from March 1987 until February 1998.

         Frank E. Plenskofski. Mr. Plenskofski is a certified public accountant and a member of both the American Institute of Certified Public Accountants and of the Pennsylvania Institute of Certified Public Accountants. He has served as Rock's Treasurer and Chief Financial Officer since December 1996. From April 1996 until December 1996 he served as Rock's Chief Financial Officer. From October 1992 until April 1996 he served as Senior Vice President of Secondary Marketing of Com Net Mortgage Services, Inc., a mortgage banking company and a subsidiary of Common Wealth Savings Bank.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES

         Rock's common shares have been traded under the symbol "RCCK" on The Nasdaq National MarketSM since Rock's initial public offering effective May 1, 1998. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share of Rock's common shares as reported by Nasdaq:


                                                                                 SALES PRICE

                                                                        HIGH                   LOW
                                                                        ----                   ---
             Year Ended December 31, 1998

                      Second Quarter..........................         $12 1/2                $9 3/8
                      Third Quarter...........................         $11 3/8                $5 1/2
                      Fourth Quarter..........................        $15 15/32               $3 3/4


HOLDERS

         As of March 11, 1999, Rock had approximately 2,000 shareholders of record.

DIVIDEND POLICY

         Rock has declared and paid cash dividends of $0.02 per share on its common shares quarterly since becoming a publicly traded company in the second quarter of 1998. Even though Rock has paid such a dividend, it may discontinue it at any time or it may change the amount of the dividend at any time. Any determination to pay dividends at all or to change the amount of any dividend will depend on Rock's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Board of Directors. Under Rock's warehouse line of credit, Rock's ability to pay cash dividends is limited by requirements that it maintain a minimum tangible effective net worth, a maximum leverage ratio, a minimum ratio of current assets to current liabilities, and minimum working capital.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial information of Rock as of December 31, 1994, 1995, 1996, 1997 and 1998, and for each of the five years in the period ended December 31, 1998. The historical income statement and balance sheet data are derived from the audited financial statements of Rock, certain of which appear in Item 8 of this Report together with the report of KPMG LLP, independent auditors, covering the years 1996, 1997 and 1998. The historical income statement and balance sheet data for 1994 were audited by Rock's former auditors. The selected financial data should be read in conjunction with the financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and

Results of Operations" included elsewhere in this document.

                                              SUMMARY FINANCIAL DATA
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31, (1)
                                                    ---------------------------------------------------------
                                                      1994         1995         1996         1997          1998
                                                    --------    ----------   ----------   ----------     --------
STATEMENT OF INCOME DATA:
Revenue:
  Interest income............................         $ 2,310     $ 3,003      $ 4,267    $   8,083  $       13,170
  Interest expense...........................           1,746       3,012        3,669        5,150           7,221
                                                      -------     -------      -------    ---------  --------------
    Net interest margin......................             564         (9)          598        2,933           5,949
  Provision for credit losses................              --          --           --        (300)           (568)
                                                      -------     -------      -------    ---------  --------------
    Net interest margin after provision for
      credit losses..........................             564         (9)          598        2,633           5,381
  Loan fees and gains and losses on sale of
    mortgages................................          10,348      17,788       27,960       47,084          84,401
  Net gain on sale of mortgage servicing(2)..           2,465       5,728           --           --              --
  Net gain (loss) on sale of marketable
    securities(3)............................           (202)         346          991       2,222               --
  Other income / expense.....................           1,348         399            6         171             (20)
                                                      -------     -------      -------    ---------  --------------
                                                       14,523      24,252       29,555      52,110           89,762
                                                      -------     -------      -------    ---------  --------------

Expenses:
  Salaries, commissions and employee benefits           9,656      11,818       18,722      26,403           40,151
  General and administrative expenses........           3,159       3,726        4,646       7,630           13,424
  Marketing expenses.........................           1,465       1,339        2,393       5,370           13,152
  Depreciation and amortization..............             510         506          663       1,292            2,197
  Loss on store closings(5)..................              --          --           --          --            2,000
                                                      -------     -------      -------    ---------  --------------
                                                       14,790      17,389       26,424      40,695           70,924
                                                      -------     -------      -------    ---------  --------------
Income (loss) before income taxes............           (267)       6,863        3,131      11,415           18,838
Income taxes                                               --          --           --          --          (2,584)
                                                      -------     -------      -------    ---------  --------------
Net income                                              (267)       6,863        3,131      11,415           16,254
Pro forma income tax expense (benefit)(4)....            (96)       2,471        1,127       4,109            6,593
                                                      -------     -------      -------    ---------  --------------
    Pro forma net income (loss)..............         $ (171)     $ 4,392      $ 2,004    $  7,306   $       12,245
                                                      =======     =======      =======    ========   ==============

PER SHARE INFORMATION:
  Pro forma net income per share:
    Basic....................................                                             $   0.55   $         0.89
                                                                                          ========   ==============
    Diluted..................................                                             $   0.51   $         0.85
                                                                                          ========   ==============
  Weighted average number of shares outstanding:
    Basic....................................                                             13,330,000      13,776,507
                                                                                          ==========      ==========
    Diluted..................................                                             14,282,914      14,355,195
                                                                                          ==========      ==========
  Dividends..................................             $0.00        $0.00        $0.00      $0.00       $0.06
                                                          =====        =====        =====      =====       =====


                                                                          AS OF DECEMBER 31,(1)
                                                    ------------------------------------------------------------------
                                                       1994        1995         1996         1997           1998
                                                       ----        ----         ----         ----           ----
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents....................        $     --    $    686     $  3,289     $ 11,947     $ 30,082
Mortgage loans held for sale.................          26,717      73,996       85,009      121,344      155,631
Other assets.................................           8,173      19,613       12,062       11,138       18,725
Total assets.................................          34,890      94,295      100,360      144,429      204,437
Warehouse financing facilities...............          15,732      64,107       67,621       97,455      109,529
Drafts payable and other liabilities.........          12,885      13,661       20,393       31,866       56,873
Shareholders' equity.........................           6,273      16,527       12,346       15,108       38,035

                                                                                           (footnotes on next page)

-------------------

(1) Rock commenced operations in its Fresh Start division in 1994, commenced High LTV Loan operations in its Specialty Lending division in March 1997, and discontinued originating High LTV Loans in the fourth quarter of 1998. Of the 19 Fresh Start stores open at December 31, 1998, nine were opened during 1997 (eight of which were opened since July 1, 1997) and five were opened in January 1998.

(2) During 1994, Rock elected to retain, rather than sell, the servicing rights to its loans and received lower sales prices as a result. In 1994 Rock sold some of its servicing rights, and in 1995 Rock sold all of its remaining servicing rights and recognized a net gain on the sale of servicing rights. In 1996 ,1997, and 1998 Rock sold its loans servicing released.

(3) Prior to 1998, Rock invested some of its excess cash in marketable securities. During 1995, 1996 and 1997, Rock sold a portion of its portfolio of marketable securities and recognized net gains of $346,000, $991,000 and $2,222,000, respectively.

(4) Pro forma income taxes reflect adjustments for federal and state income taxes as if Rock had been taxed as a C corporation rather than an S corporation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Termination of S Corporation Status and Income Taxes."

(5) After an evaluation of the performance of certain retail stores, management concluded during the fourth quarter of 1998 that their continuing viability was questionable. The stores' performance was creating both operating losses and a "cash drain" on the resources of the Company. As of December 31, 1998 management committed to a plan to close eight Fresh Start stores and one marketing center. In 1998, the combined net operating loss for the stores closed was $2.5 million. Management evaluated the impact of the store closings in determining the loss to be accrued. The accrual for such costs, in the amount of $2.0 million, is included in accrued expenses and other liabilities in Rock's December 31, 1998 balance sheet.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         The following analysis of the financial condition and results of operations of Rock should be read in conjunction with "Item 6. Selected Financial Data." Additionally, Rock's financial statements and notes thereto, as well as other data included in this Report, should be read and analyzed in combination with the analysis below. With the exception of historical information, certain of the matters discussed in this Report are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. The words and phrases "should be," "will be," "predicted," "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events in financial performance, but are subject to many risks, uncertainties and factors relating to the Company's operations and business environment which may cause its actual results to differ materially from historical results or any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors described under the caption "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 (file no. 333-46885) effective May 1, 1998 and elsewhere in this Report.

GENERAL

         Rock is a company marketing conventional, government insured and sub-prime debt consolidation and home financing loans, secured primarily by first or second mortgages on one-to four-family, owner-occupied residences. The Company originates loans through 18 stores and branches, one call center and an Internet site. Founded in 1985 by its current Chief Executive Officer and Chairman of the Board, Daniel Gilbert, the Company originates 100% of its loans through marketing its loans directly to consumers.

         The Company had operated through three major divisions, but currently operates through two major divisions. The Company decided, in the third quarter of 1998, to stop originating High LTV Loans to individuals with good credit histories but little or no equity in their homes due to concerns of liquidity that resulted from a diminishing base of purchasers of these loans and to take advantage of the high demand for Conventional Loans. Therefore, the sales force from this division was shifted to handle the high demand for Conventional mortgage loans resulting from the lower interest rate environment. The Company originates Sub-Prime Home Equity Loans to individuals with impaired credit characteristics, high levels of debt service to income, unfavorable past credit experience, limited credit history, limited employment history or unverifiable income through its Fresh Start division, created in 1994. Since its inception in 1985, the Company has originated Conventional Loans that generally conform to FNMA or Freddie Mac underwriting standards, or that generally meet such standards except for maximum loan size guidelines, through its Conventional Mortgage Lending division. In addition, the Company further increased its government insured lending operations in 1998, primarily making mortgage loans that meet the underwriting standards for FHA insurance, but currently the Company does not view government insured lending as a major business segment. In February 1999, Rock announced that it had formed a 70%-owned limited liability company to provide residential mortgage products to Michigan National Bank's customers through Michigan National Bank's financial centers, a call center and over the Internet. The joint venture is expected to begin business in April 1999, subject to material closing terms and conditions and governmental approvals.

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES

         Simultaneously with the closing of the Company's initial public offering on May 6, 1998 (the "Offering"), the Company ceased to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). In connection with the termination of its S corporation status, the Company paid the estimated Shareholder Distribution Amount out of the net proceeds of the Offering to the Company's shareholders existing immediately before the closing of the Offering (the "Existing Shareholders"). The estimated Shareholder Distribution Amount (including the approximately $5.4 million tax distribution to existing shareholders on April 10, 1998) was approximately $25.0 million. Based upon the final results of 1998, the shareholders are required to pay to the Company approximately $800,000, representing the excess of amounts disbursed in May 1998 over the year-end estimate of the taxable income allocable to the S corporation shareholders. The amount due the Company is included in Shareholders' Advances (See Notes to Financial Statements), and is expected to be paid by the end of the first quarter of 1999.

         As an S corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal and state tax purposes. As a result of the termination of its S corporation status, the Company is subject to federal and state income taxation and recorded a $1.9 million deferred tax asset on its balance sheet along with a current income tax liability of $0.9 million. The amount of the deferred tax asset is based on timing differences between tax and book accounting relating principally to marking loans to market for tax purposes. The pro forma provision for income taxes in the statements of income are intended to show results as if the Company had been subject to federal and state taxation at the tax rates effective for the periods presented.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998
         VERSUS YEAR ENDED DECEMBER 31, 1997

SUMMARY

         The following table sets forth the revenues and expenses and net income for the Company for the years ended December 31, 1997 and 1998:

                                                                        Year Ended December 31,
                                                              ----------------------------------------
                                                                   1997                      1998
                                                              --------------            --------------
                                                                             (In thousands)
         Total revenue before gains and losses
           on sale of marketable securities..........         $      49,888             $      89,762
         Net gain on sale of marketable securities...                 2,222                        --
                                                              -------------             -------------
         Total revenue...............................                52,110                    89,762
         Total expenses..............................               (40,695)                  (70,924)
                                                              -------------             -------------
         Income before income taxes..................                11,415                    18,838
         Provision for pro forma income taxes........                 4,109                     6,593
                                                              -------------             -------------
         Pro forma net income........................         $       7,306             $      12,245
                                                              =============             =============

         The Company's total revenues increased to $89.8 million in 1998 from $52.1 million in 1997, an increase of $37.7 million, or 72.3%, which included a net decrease of $2.2 million in gains on sales of marketable securities over 1997. Excluding gains on sales of marketable securities, the Company's total revenues increased to $89.8 million in 1998 from $50.0 million in 1997, an increase of $39.8 million. The increase in revenues is primarily due to (i) an increase of $924.6 million, or 107.7%, in the volume of Conventional Loans sold by the Company in 1998 compared to 1997, (ii) an increase of $138.9 million, or 58.7%, in the volume of Sub-Prime Home Equity Loans sold by the Company in 1998 compared to 1997, (iii) an increase of $32.8 million, or 214.3%, in the volume of government insured loans sold by the Company in 1998 compared to 1997, (iv) an increase of $5.9 million, or 10.3%, in the volume of High LTV Loans sold by Rock in 1998 compared to 1997, despite a 15.4% decrease in High LTV Loan closings in 1998 compared to 1997, (v) a 27.8% increase in margins earned on loan fees and gains on sale of Conventional Loans, and (vi) an 11.5% increase in margins earned on loan fees and gains on sale of government insured loans, partially offset by a 18.9% decrease in margins earned on loan fees and gains on sale of High LTV Loans and a 9.4% decrease in margins earned on loan fees and gain on sale of Sub-Prime Home Equity Loans in 1998 compared to 1997. In 1998, the Fresh Start division's revenues as a percentage of total revenue decreased to 42.4%, compared to 49.8% in 1997.

         During 1998, the Company closed $2.4 billion of loans (23,853 loans), an increase of $1.1 billion, or 93.1%, from the $1.2 billion of loans (12,950 loans) closed in 1997. The Company's loans held for sale, not considering the change in deferred fees (costs), increased by $33.8 million in 1998, compared to $36.8 million in 1997. The increase in 1998 was due to the Company selling $2.270 billion in loans while closing $2.304 billion in loans in 1998. The increase in loans held for sale in 1998 included increases of $50.1 million in Conventional Loans, partially offset by (i) a decrease of $7.8 million in Sub-Prime Home Equity Loans and (ii) a decrease of $8.5 million in High LTV Loans. The increase in loans held for sale in 1997 included increases of $5.1 million in Conventional Loans, increases of $22.9 million in Sub-Prime Home Equity Loans and increases of $8.8 million in High LTV Loans. Management expects that loan closings will decline in the first quarter of 1999 due, in part, to normal seasonality, in part, to increases in mortgage interest rates in January and February of 1999, and, in part, to store closings in the first quarter of 1999, which may cause revenues and/or period-end inventory to be less than those of the fourth quarter of 1998.

         Total expenses increased from $40.7 million in 1997 to $70.9 million in 1998, an increase of $30.2 million, or 74.3%, primarily due to increased commissions, increased occupancy costs for new stores and branches, increases in marketing and advertising expenses associated with these new store openings, and increases in general and administrative expenses that fluctuate with increases in volumes of loans closed and numbers of employees. Also contributing to the overall increase, is $2.0 million relating to the nine stores expected to be closed in the first quarter of 1999 due to their unprofitable operations.

         The 18 branches and stores along with the marketing center that have opened since July 1, 1997 contributed significantly less to the Company's revenues and net income in 1998 than stores that have been in operation for at least eighteen months. Eleven of the eighteen stores and branches operated at a net loss aggregating approximately $3.8 million in 1998. Of the 11 stores that operated at a net loss in 1998, eight of those stores are expected to be closed in the first quarter of 1999, and the Company recognized a $2 million store closing expense in the fourth quarter of 1998. The Company believes that its new stores generally mature over a twelve-to eighteen-month time period. Management believes that in part because of the seasonality of its business, the trend in its quarterly revenue and income growth during the four quarters of 1998 will not continue at the same level in the first quarter of 1999. See "Item 1. Business--Seasonality."

REVENUES

         The following table sets forth information regarding the components of the Company's revenues for the years ended December 31, 1997 and 1998:

                                                                                         Years Ended
                                                                                        December 31,
                                                                                 ----------------------------
                                                                                  1997                  1998
                                                                                 -------             --------
                                                                                       (in thousands)
Interest income........................................................          $8,083              $13,170
Interest expense.......................................................          (5,150)              (7,221)
                                                                                 ------               ------
     Net interest margin...............................................           2,933                5,949
Provision for credit losses............................................            (300)                (568)
                                                                                 ------               ------
     Net interest margin after provision for credit losses.............           2,633                5,381
Loan fees and gains on sale of mortgages...............................          47,084               84,382
Net gain on sale of marketable securities..............................           2,222                   --
Other income (expense).................................................             171                   (1)
                                                                                -------              -------
     Total revenue.....................................................         $52,110              $89,762
                                                                                =======              =======

         Net interest margin after provision for credit losses increased to $5.4 million for the year ended December 31, 1998 from $2.6 million for the year ended December 31, 1997, an increase of $2.8 million, or 104.4%. The increase was primarily due to (i) the increase in the dollar volume of loans closed by the Company, (ii) an increase in the portion of loans sold on a "bulk" or assignment of trade basis, rather than on a "flow" basis, resulting in an increase in the length of time loans were held before sale, which allowed the Company to take advantage of the positive net interest margin, (iii) a decrease in the weighted average interest rates charged on the Company's borrowing facilities (from 7.03% in 1997 to 6.72% in 1998), and (iv) the Company's increased use of internally-generated cash to fund its loans. "Flow" sales are sales of loans underwritten by a third party who commits to purchase each individual loan its underwriters approve. "Bulk" sales are sales of loans underwritten to Rock's underwriting standards that are pooled and then sold to third parties for cash by Rock. Assignment of trade sales are sales of Conventional Loans to a third party who exchanges them with FNMA or Freddie Mac for their securities. Rock has employed, and expects to continue to employ, strategies to attempt to increase its net interest margin, including holding its loans longer before it sells them, closing a higher volume of loans and using available cash to fund loans without borrowing additional money. Although this strategy enhances Rock's net interest margin, it exposes Rock to a greater risk of delinquencies. Loans that become delinquent generally cannot be sold to third parties, increasing the likelihood of foreclosures and charge-offs. The Company may be required to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. The Company recorded a provision for credit losses of approximately $300,000 in 1997, and recorded a provision for credit losses of approximately $568,000 in 1998 for future repurchase or substitution requirements relating to loans sold before December 31, 1997 and 1998, respectively, and credit risk for loans held for sale and investment. There were charge-offs of approximately $30,000 against the reserve in 1997, and charge-offs of approximately $203,000 in 1998.

         Loan fees and gains on sale of mortgages increased to $84.4 million in 1998 from $47.1 million in 1997, an increase of $37.3 million, or 79.3%. This increase is primarily due to the increase in loan sales along with the increases and decreases in the margins earned on loan fees and gains on sale of loans described above. See "Summary" and "Segment Analysis" for a description of changes in sales volume. During 1998, the Company recognized a 27.8% increase in margins earned on loan fees and gains on sale of Conventional Loans, and an 11.5% increase in margins earned on loan fees and gains on sale of government insured loans, partially offset by an 18.9% decrease in margins earned on loan fees and gains on sale of High LTV Loans and a 9.4% decrease in margins earned on loan fees and gains on sale of Sub-Prime Home Equity Loans, compared to 1997. The increase in margins earned on loan fees and gains on sale of Conventional Loans and government insured loans was primarily the result of a favorable interest rate environment along with changes in sales methodologies which reduced the need for rate competitiveness, as previously described. The decrease in margins earned on loan fees and gains on sale on High LTV Loans was due to the Company liquidating its pipeline. The decrease in margins earned on loan fees and gains on sale of Sub-Prime Home Equity Loans was due to the erosion of margins due to turmoil in the industry. Due to the store closings in the first quarter of 1999, management anticipates both closings and revenue to decline from Sub-Prime Home Equity Loans.

         The increase in loan fees and gains on sale of mortgages was partially offset by an increase in the Company's recapture reserve in 1998. Some Sub-Prime Loans sales require the Company to return a portion of the premium received by the Company on the sale of the loan if the loan is prepaid by the consumer within the first year after sale. The Company records a provision for this risk based on its evaluation of the terms of the sale contracts and its assumptions concerning prepayments. The Company increased its reserve, and decreased its loan fees and gains on sale of mortgages, through a provision of approximately $816,000 for this risk in 1998, compared to approximately $603,000 in 1997. In addition, by increasing net interest margin by holding loans for longer periods of time, the Company is subject to a higher risk of delinquencies and resulting foreclosure losses.

         Net gain on sale of marketable securities was approximately $2.2 million in 1997. Before the end of 1997, the Company had invested some of its excess cash in marketable securities. During 1997, the Company sold its remaining portfolio of marketable securities held for sale. No such marketable securities were held by the Company at December 31, 1997 or were acquired during 1998, and, therefore, there were no gains or losses on the sale of marketable securities in 1998.

EXPENSES

         The following table sets forth information regarding the components of the Company's expenses for the years ended December 31, 1997 and 1998:

                                                                                            Year
                                                                                     Ended December 31,
                                                                                ----------------------------
                                                                                  1997                 1998
                                                                                -------              -------
                                                                                       (in thousands)
Salaries, commissions and employee benefits............................         $26,403              $40,151
General and administrative expenses....................................           7,630               13,424
Marketing expenses.....................................................           5,370               13,153
Depreciation and amortization..........................................           1,292                2,196
Loss on store closings.................................................              --                2,000
                                                                                -------              -------
     Total expenses....................................................         $40,695              $70,924
                                                                                =======              =======

         Salaries, commissions and employee benefits increased from $26.4 million in 1997 to $40.2 million in 1998, an increase of $13.8 million, or 52.1%. The increase was primarily attributable to higher commissions due to increased closings, the Company hiring additional personnel and increased compensation for new management team members. The Company employed 667 persons as of December 31, 1997, compared to 801 persons as of December 31, 1998, a 20.1% increase. These expenses are expected to continue to increase in 1999 in connection with the expansion of existing operations, along with continuation of development of Rock's Internet presence and strategic alliances. For 1997, these expenses included $1.6 million of stock and option holders' bonuses. During 1997, Rock paid bonuses to option holders in accordance with their employment agreements. The agreements do not require these bonuses after December 31, 1997. In addition, Rock paid bonuses to one of its shareholders in 1997, partially in recognition of cumulative past services.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $7.6 million in 1997 to $13.4 million in 1998, an increase of $5.8 million, or 75.9%. The increase was primarily attributable to an increase in occupancy costs, office expenses, and automobile and delivery expenses as a result of opening eight new Fresh Start stores and one marketing center in the last six months of 1997, five new Fresh Start stores in January 1998, one new Conventional Mortgage Lending branch in 1997, three new Conventional Mortgage Lending branches in the second quarter of 1998 and one new Conventional Mortgage Lending branch in the third quarter of 1998. These expenses are expected to continue to increase in 1999 as a result of expansion of existing operations, along with continuation of development of Rock's Internet presence and strategic alliances.

         Marketing expenses increased from $5.4 million in 1997 to $13.2 million in 1998, an increase of $7.8 million, or 145.0%. The increase is primarily due to (i) the Company's focus on Sub-Prime Loans in early 1998, which typically require higher levels of marketing than Conventional Loans and (ii) the marketing associated with the new markets entered into in late 1997 and early 1998. Also contributing to the increase is the Company's continued commitment to marketing for the conventional business. These expenses are expected to continue to increase in 1999 in connection with expansion of existing operations, along with continuation of development of Rock's Internet presence and strategic alliances.

         Depreciation and amortization expenses increased from $1.3 million in 1997 to $2.2 million in 1998, an increase of $0.9 million, or 69.9%. The increase was primarily attributable to the Company's purchase of a front-end origination computer system in 1997 and purchases of additional equipment and leasehold improvements during 1997 and 1998 for new stores. These expenses are expected to continue to increase in 1999 as a result of expansion of existing operations and the web center.

         As of December 31, 1998 the Company committed to a plan to close nine of its unprofitable Fresh Start stores in five states (Missouri, Texas, Illinois, Indiana and Ohio). As a result of this decision, the Company established a $2.0 million accrual at December 31, 1998, for the estimated costs associated with the closing of these stores to be incurred subsequent to the expected closing date. The costs include the remaining estimated net lease commitments or lease termination fees for the stores and related equipment leases, severance packages for the employees, and leasehold improvements. All costs associated with the closings are anticipated to be incurred when the plan is executed, which is anticipated to be by the end of the second quarter of 1999. See Note 17 to the Financial Statements included in Item 8 of this Report.

         Effective May 6, 1998, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation, the Company became subject to federal and state income taxation in the second quarter of 1998. As an S corporation, the Company's taxable income is included in the individual returns of its shareholders. As a result, the Company's income taxes due to C corporation earnings for 1998 represents income taxes provided based on the Company's estimated allocation of income before income taxes between the S corporation and the C corporation as required under IRS regulations.

         In addition, in connection with the change in the Company's tax status, the Company recognized a nonrecurring net income tax benefit due to conversion of the S corporation of approximately $1.0 million during 1998. Upon conversion to a C corporation, the Company recorded a net deferred tax asset of approximately $1.9 million, and recognized a corresponding deferred income tax benefit, which was somewhat offset by the Company's recognition of a current income tax liability of approximately $0.9 million associated with the allocation of the Company's taxable income between the S corporation and the C corporation prior to conversion to a C corporation in 1998. Additionally, the Company recognized the $3.5 million of current tax expense relating to the earnings subject to tax attributable to operating as a C corporation. The "effective" tax rate is lower than the tax rate that Rock would have incurred had this allocation between the S corporation and C corporation not occurred. The pro forma provision for income taxes in the selected consolidated financial data shows results as if Rock had been subject to federal and state taxation at the tax rates effective for the entire periods presented.

FISCAL YEAR ENDED DECEMBER 31, 1997
       VERSUS FISCAL YEAR ENDED DECEMBER 31, 1996

Summary

         The following table sets forth the revenues and expenses and pre-tax income for Rock for the years ended December 31, 1996 and 1997:

                                                                         Year Ended December 31,
                                                              ---------------------------------------
                                                                   1996                      1997
                                                              -------------             -------------
                                                                            (In thousands)

         Total revenue before gains on sale of
           marketable securities.....................         $      28,564             $      49,888
         Net gain on sale of marketable securities...                   991                     2,222
                                                              -------------             -------------
         Total revenue...............................                29,555                    52,110
         Total expenses..............................               (26,424)                  (40,695)
                                                              -------------             -------------
         Pre-tax income..............................                 3,131                    11,415
                                                              =============             =============

         Rock's total revenues increased to $52.1 million in 1997 from $29.6 million in 1996, an increase of $22.5 million, or 76.3%, which included a net increase of $1.2 million in gains on sales of marketable securities over 1996. Excluding gains on sales of marketable securities, Rock's total revenues increased to $49.9 million in 1997 from $28.6 million in 1996, an increase of $21.3 million, or 74.7%. The increase in revenues is primarily due to (i) an increased portion of the loans closed by Rock consisting of Sub-Prime Loans (27.5% of the total dollar volume of loans closed in 1997, compared to 13.7% in 1996), which have higher origination fees and with respect to which Rock receives a higher premium on sale than Rock's Conventional Loans, (ii) an increase of $121.6 million, or 82.3%, in the volume of Sub-Prime Home Equity Loans closed by Rock in 1997, and (iii) an increase in bulk sales of loans (which generally resulted in higher premiums than sales of individual loans). In 1997, the Fresh Start division's revenues as a percentage of total revenue increased to 49.8%, compared to 40% in 1996.

         Total expenses increased from $26.4 million in 1996 to $40.7 million in 1997, an increase of $14.3 million, or 54.0%, primarily due to increased commissions, increased occupancy costs for store openings and increases in general and administrative expenses that fluctuate with increases in volumes of loans closed. As a result of the increased revenues, proportionally lower expenses and lower bonuses, pre-tax income increased 264.6%, from $3.1 million in 1996 to $11.4 million in 1997.

Revenues

         The following table sets forth information regarding the components of Rock's revenues for the years ended December 31, 1996 and 1997:

                                                                                    Year Ended December 31,
                                                                                 ----------------------------
                                                                                   1996                 1997
                                                                                 -------              -------
                                                                                       (in thousands)
Interest income........................................................          $4,267               $8,083
Interest expense.......................................................          (3,669)              (5,150)
                                                                                 ------               ------
     Net interest margin...............................................             598                2,933
Provision for credit losses............................................              --                 (300)
                                                                                 ------              -------
     Net interest margin after provision for credit losses.............             598                2,633
Loan fees and gains and losses on sale of mortgages....................          27,960               47,084
Net gain on sale of marketable securities..............................             991                2,222
Other income...........................................................               6                  171
                                                                                -------              -------
     Total revenue.....................................................         $29,555              $52,110
                                                                                =======              =======

         Net interest margin increased to $2.9 million in 1997 from $0.6 million in 1996, an increase of $2.3 million, or 390.0%. The increase was primarily due to (i) the increase in the dollar volume of loans closed by Rock, and (ii) a change in the manner of selling loans from "flow" sales to "bulk" sales and assignment of trade sales, resulting in an increase in the length of time loans were held before sale, which allowed Rock to take advantage of the positive net interest margin. The increase in net interest margin is also due to (i) higher weighted average interest rates charged on the loans as a result of the increased proportion of Sub-Prime Loans, which generally have higher interest rates, (ii) a decrease in the weighted average interest rates charged on Rock's borrowing facilities (from 7.26% in 1996 to 7.03% in 1997), and (iii) Rock's increased use of internally-generated cash to fund its loans.

         Rock may be required to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. Rock recorded a provision for credit losses of $300,000 in 1997 for future repurchase or substitution requirements relating to loans sold before December 31, 1997 and credit risk for loans held for sale and investment. During 1997, two loans were reclassified as real estate owned, resulting in a $30,000 charge against the reserve.

         Loan fees and gains and losses on sale of mortgages increased to $47.1 million in 1997 from $28.0 million in 1996, an increase of $19.1 million, or 68.4%. This increase is primarily due to an increased portion of the loans closed by Rock consisting of Sub-Prime Loans, with respect to which Rock receives higher loan fees and a higher premium on sale, and the introduction of Specialty Lending in 1997, resulting in $66.0 million of High LTV Loans closed in 1997 for which Rock also receives relatively higher loan fees and premiums on sale, and the higher volume of loans closed in 1997. The dollar volume of Sub-Prime Loans increased in 1997 compared to 1996 primarily as a result of an increase in Fresh Start stores, loan officers, and marketing and the beginning of Rock's Specialty Lending division in 1997. The average premium received by Rock on all loans sold during 1997 also increased, primarily due to changes in the way Rock sold its loans in 1997 and favorable market conditions. Rock sold a majority of its Sub-Prime Loans through bulk sales, rather than on a flow basis. In addition, Rock began selling its Conventional Loans pursuant to an assignment of trade, rather than on a flow basis.

         The increase in loan fees and gains and losses on sale of mortgages was partially offset by an increase in Rock's recapture reserve in 1997. Some Sub-Prime Loan sales require Rock to return a portion of the premium received by Rock on the sale of the loan if the loan is prepaid by the customer within the first year after sale. Rock records a provision for this risk based on its evaluation of the terms of its sale contracts and its assumptions concerning prepayments. Rock increased its reserve, and decreased its loan fees and gains and losses on sale of mortgages, by $603,000 for this risk in 1997, compared to an increase of $317,000 in 1996. In addition, by increasing net interest margin by holding loans for longer periods of time, Rock is subject to a higher risk of delinquencies and resulting foreclosure losses.

         Net gain on sale of marketable securities increased to $2.2 million in 1997 from $1.0 million in 1996, an increase of $1.2 million, or 124.2%. Before the end of 1997, Rock had invested some of its excess cash in marketable securities. During 1996 and 1997, Rock sold a portion of its portfolio of marketable securities held for sale. No such marketable securities were held by Rock at December 31, 1997.

Expenses

         The following table sets forth information regarding the components of Rock's expenses for the years ended December 31, 1996 and 1997:

                                                                                   Year Ended December 31,
                                                                                ----------------------------
                                                                                  1996                 1997
                                                                                -------              -------
                                                                                       (in thousands)
Salaries, commissions and employee benefits............................         $18,722              $26,403
General and administrative expenses....................................           4,646                7,630
Marketing expenses.....................................................           2,393                5,370
Depreciation and amortization..........................................             663                1,292
                                                                                -------              -------
     Total expenses....................................................         $26,424              $40,695
                                                                                =======              =======

         Salaries, commissions and employee benefits increased from $18.7 million in 1996 to $26.4 million in 1997, an increase of $7.7 million, or 41.0%. The increase was primarily attributable to Rock hiring additional personnel in order to generate increased levels of loan closings, increased compensation for new management team members hired during 1997, and increased commissions due to increased closings. Rock employed 399 persons as of December 31, 1996, compared to 667 persons as of December 31, 1997, a 72.5% increase. Stock and option holders' bonuses decreased from $2.3 million in 1996 to $1.6 million in 1997, a decrease of $0.7 million, or 30.7%. During 1996 and 1997, Rock paid bonuses to option holders in accordance with their employment agreements. The agreements do not require these bonuses after December 31, 1997. In addition, Rock paid bonuses to all three of its shareholders in 1996 and one of its shareholders in 1997, partially in recognition of cumulative past services.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $4.6 million in 1996 to $7.6 million in 1997, an increase of $3.0 million, or 64.2%. The increase was primarily attributable to an increase in occupancy expenses as a result of opening nine new Fresh Start stores and one marketing center in 1997 and one new Conventional Mortgage Lending branch during 1997 and to significantly expanded Specialty Lending activities in 1997. In addition, recruiting expenses increased in 1997 primarily due to the opening of the new Fresh Start stores and the hiring of new management team members. Also, legal expenses increased in 1997 as a result of a reorganization of some of Rock's employment and share ownership relationships in 1997.

         Marketing expenses increased from $2.4 million in 1996 to $5.4 million in 1997, an increase of $3.0 million, or 124.4%. Marketing expenses for the Fresh Start and Specialty Lending divisions in 1997 increased $1.7 million, or 120.0%, and $1.2 million, or 100.0%, respectively, over 1996. The increase was primarily attributable to Rock's greater marketing, both in existing markets and in new markets to generate higher levels of loan closings, as well as the marketing costs associated with the introduction of Rock's High LTV Loans. This increase is primarily the result of Rock's increased focus on its Sub-Prime Loan business, which required greater marketing related to new store openings, and ongoing marketing.

         Depreciation and amortization expenses increased from $0.7 million in 1996 to $1.3 million in 1997, an increase of $0.6 million, or 94.9%. The increase was primarily attributable to Rock's purchase of a front-end origination computer system in early 1997 and purchases of additional equipment and leasehold improvements during 1997 for new stores.

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

         Management expects segment contributions to vary from period to period. In order to demonstrate the effect that varying factors have on loan production, revenue and profits, management has elected to show the results of its divisions. The Company was not managed according to segments during 1996, therefore, the Company is not presenting segment information for 1996. The following table shows the contribution to revenues and expenses and the loan closings of each of the Company's divisions for the years ended December 31, 1997 and 1998:

                                                            Year Ended December  31,
                                                       -----------------------------------
                                                             1997                 1998
                                                       --------------       --------------
                                                                 (In thousands)

CONVENTIONAL MORTGAGE LENDING:
  Revenue..........................................          16,333.6             43,166.8
  Expenses.........................................         (10,358.1)           (22,252.1)
                                                       --------------       --------------
    Division contribution..........................           5,975.5             20,914.7
                                                       --------------       --------------

FRESH START:
  Revenue..........................................    $     25,938.1       $     38,097.6
  Expenses.........................................         (15,898.7)           (26,976.5)
                                                       --------------       --------------
    Division contribution..........................          10,039.4             11,121.1
                                                       --------------       --------------

SPECIALTY LENDING:
  Revenue..........................................           7,045.8              6,692.3
  Expenses.........................................          (3,754.7)            (4,960.5)
                                                       --------------       --------------
    Division contribution..........................           3,291.1              1,731.8
                                                       --------------       --------------

OTHER REVENUE......................................           2,792.7              1,805.5
OTHER EXPENSES.....................................         (10,683.1)           (16,734.7)
                                                       --------------       --------------
  Pre-tax income...................................          11,415.6             18,838.4
PROVISION FOR PRO FORMA INCOME TAX.................           4,109.6              6,593.4
                                                       --------------       --------------
PRO FORMA NET INCOME...............................    $      7,306.0       $     12,245.0
                                                       ==============       ==============

LOAN CLOSINGS:
  Conventional Mortgage Lending....................    $    867,520         $  1,872,025
  Fresh Start......................................         269,274              373,955
  Specialty Lending................................          66,044               55,841
  Other............................................          16,598               52,120
                                                       ------------         ------------
    Total Loan Closings............................      $1,219,436         $  2,353,941
                                                       ============         ============


YEAR ENDED DECEMBER 31, 1998
         VERSUS YEAR ENDED DECEMBER 31, 1997

         Although revenues increased in 1998 compared to 1997, the contribution by segment differed from year to year. In 1998, the Conventional Mortgage Lending division contributed $43.2 million, or 48.1%, of revenues, compared to $16.3 million, or 31.3%, in 1997. The Fresh Start division contributed $38.1 million, or 42.4%, of revenues in 1998, compared to $25.9 million, or 49.8%, in 1997. The Specialty Lending division contributed $6.7 million, or 7.5%, of revenues in 1998 compared to $7.0 million, or 13.5%, of revenues in 1997. The Company's pro forma net income increased from $7.3 million in 1997 to $12.2 million in 1998, an increase of $4.9 million, or 67.6%.

         CONVENTIONAL MORTGAGE LENDING: The Conventional Mortgage Lending division generated $43.2 million in revenue in 1998 versus $16.3 million of revenue in 1997. The 164.3% increase in revenue is mainly attributable to (i) a 107.7% increase in sales of Conventional Loans in 1998 compared to 1997, and
(ii) a 27.8% increase in the margins earned on loan fees and gains on sale of Conventional Loans in 1998 compared to 1997. The greater loan sales are primarily attributable to an increase in Conventional Loan closings as a result of a more favorable interest rate environment, which caused a significant increase in loan refinancings, and, to some extent, the significant efficiencies gained through the implementation of automated underwriting systems and other proprietary technology, partially offset by the sale of $50.1 million fewer Conventional Loans in 1998 than were disbursed, compared to $1.3 million fewer in 1997. Management believes that a significant increase in interest rates or a prolonged period of consistently low interest rates could reduce the volume of Conventional Loans closed by the division as a result of a decrease in refinancing of existing mortgages by consumers. See "Results of Operations" for a description of changes in margins. Management expects that loan closings will decline in the first quarter of 1999 due, in part, to normal seasonality and, in part, to increases in mortgage interest rates in January and February of 1999, which may cause revenues and/or period-end inventory to be less than those of the fourth quarter of 1998.

         Direct expenses of the Conventional Mortgage Lending division were $22.3 million on closings of $1.9 billion (1.2%) in 1998 compared to $10.4 million on closings of $867.5 million (1.2%) in 1997. The 114.4% increase in expenses is primarily attributable to the 115.8% increase in the volume of closed Conventional Loans. The Company believes its consistent expense ratio resulted from increased incentive compensation that was more than offset by economies of scale resulting from greater loan volume and, to some extent, efficiencies resulting from the implementation of automated underwriting systems and other proprietary technology. Management believes that a significant increase in interest rates or a prolonged period of consistently low interest rates could reduce the volume of Conventional Loans closed by the division and, therefore, increase its per loan cost to originate Conventional Loans, reducing its profitability.

         FRESH START: The Fresh Start division generated $38.1 million in revenue in 1998 versus $25.9 million of revenue in 1997. The 46.9% increase in revenue is mainly attributable to a 58.7% increase in sales of Sub-Prime Home Equity Loans in 1998 compared to 1997, and to the division beginning to sell loans by bulk sales in the second quarter of 1997, which generate higher premiums than selling the loans on an individual basis. The greater loan sales are primarily attributable to a 38.9% increase in Sub-Prime Home Equity Loan closings as a result of more stores open in 1998 than in 1997, partially offset by a decrease in comparable store loan closings, and the sale of $2.5 million more Sub-Prime Home Equity Loans in 1998 than were disbursed (compared to $42.3 million fewer in 1997), somewhat offset by a 9.4% decrease in margins earned on loan fees and gains on sale of Sub-Prime Home Equity Loans. Stores that were open before January 1, 1997 closed an average of $193.2 million of Sub-Prime Home Equity Loans during 1998 compared to $217.2 million in 1997. Because of the seasonality of the business along with the store closings in the first quarter of 1999, management expects both closings and revenues from Sub-Prime Home Equity Loans to decline in the first quarter of 1999. See "Results of Operations" for changes in margins.

         Direct expenses of the Fresh Start division were $27.0 million on closings of $374.0 million (7.2%) in 1998 compared to $15.9 million on closings of $269.3 million (5.9%) in 1997. Management believes that the increase in expenses as a percentage of closings is primarily due to (i) the continuing absorption of the start-up expenses of the four new stores opened in the fourth quarter of 1997 and the five new stores opened in January 1998, and (ii) an approximately $4.6 million increase (to 2.1% of closings in 1998 from 1.2% of closings in 1997) in advertising spent to support the branch expansion into new markets in order to "brand" the Fresh Start product in these new territories. A new store opening requires the Company to incur monthly expenses in excess of revenues generated by the new store until enough loans are closed for the store to break even. The new store expenses, net of revenue, were approximately $1.9 million in 1998. As previously discussed, nine stores are expected to be closed in the first quarter of 1999 due to their unprofitable operations, and in 1998 the Company recognized a charge of $2.0 million in connection with the costs of such closings.

         SPECIALTY LENDING: The Specialty Lending division generated $6.7 million in revenue in 1998 versus $7.0 million of revenue in 1997. The 5.0% decrease in revenue is mainly attributable to an 18.9% decrease in margins earned on loan fees and gains on sales of High LTV Loans, partially offset by the sale of $5.9 million, or 10.3%, more High LTV Loans in 1998 than in 1997, despite a 15.4% decrease in High LTV Loan closings in 1998 compared to 1997. The decrease in margins earned on loan fees and gains on sale on High LTV Loans was due to the Company liquidating its pipeline. High LTV Loan sales in 1998 were $63.3 million compared to $57.4 in 1997. The higher loan sales are primarily attributable to the liquidation of the Company's remaining pipeline following the conscious decision, in the third quarter of 1998, to shift all of the Company's Specialty Lending division's sales force to handle the high demand for Conventional Loans. The Company sold $8.5 million more High LTV Loans than it disbursed in 1998, compared to $9.7 million fewer in 1997.

         Direct expenses of the Specialty Lending division were $5.0 million on closings of $55.8 million (8.9%) in 1998 compared to $3.8 million on closings of $66.0 million (5.7%) in 1997. The 56.3% increase in expenses as a percentage of closings is primarily attributable to a 15.4% decrease in the volume of High LTV Loans closed in 1998 versus 1997 and higher marketing expenses, attributable to expansion into new markets in an attempt to generate more originations.

         OTHER: Other revenue includes the net contribution from sales of marketable securities and government insured lending. Approximately $2.2 million of the other revenue in 1997 consisted of non-recurring gains on the sale of marketable securities held for sale, all of which were sold by December 31, 1997. The remaining other revenue consists primarily of loan fees and gains on sale relating to government insured lending.

         Other expenses include expenses not directly allocable to a particular division, such as the costs associated with Rock's legal, marketing, facilities, information services, executive, human resources, secondary marketing and general and administrative support teams. Included in other expenses was approximately $1.6 million of bonuses to Rock's shareholders and option holders in 1997. Other expenses in 1998 increased primarily due to the increased costs of technology support for the front-end origination system and branch network.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth information concerning the Company's financial condition as of December 31, 1997 and December 31, 1998:

                                                                              December 31,         December 31,
                                                                                  1997                 1998
                                                                            --------------       --------------
                                                                                        (In thousands)

Cash and cash equivalents...............................................    $       11,947       $       30,081
Mortgage loans held for sale............................................           121,344              155,631
Loans held for investment...............................................               810                3,766
Property and equipment, net.............................................             7,011               10,776
Other assets............................................................             3,317                4,183
                                                                            --------------       --------------
    Total assets........................................................    $      144,429       $      204,437
                                                                            ==============       ==============
Warehouse borrowings....................................................    $       97,455       $      109,529
Drafts payable..........................................................            21,875               44,021
Other liabilities.......................................................             9,991               12,852
Shareholders' equity....................................................            15,108               38,035
                                                                            --------------       --------------
    Total liabilities and shareholders' equity..........................    $      144,429       $      204,437
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

         The Company's December 31, 1998 balance sheet reflects the following in connection with the Offering: (1) the distribution from retained earnings of a $24.1 million dividend (including the $5.4 million tax distribution to existing shareholders on April 10, 1998) to the Company's then existing shareholders, effective immediately before the closing of the Offering and payable out of the proceeds of the Offering, equal to the entire amount of Rock's income taxed or taxable to the existing shareholders while Rock was an S corporation, but not yet distributed to them (the "Shareholder Distribution Amount"), (2) the establishment of a deferred tax asset of $1.9 million along with the creation of a current income tax liability of approximately $0.9 million in connection with the termination of the Company's S corporation status as of May 6, 1998, (3) the repayment by one of the Company's shareholders of the entire outstanding balance of shareholder advances (approximately $1.6 million) with his share of the Shareholder Distribution Amount, and the Company's use of that cash to repay a portion of the amounts outstanding under its warehouse line of credit, (4) the receipt by the Company of approximately $1.5 million upon exercise by certain of the Company's option holders of 330,000 options at $4.68 a share to acquire the common shares they sold in the Offering and the

Company's application of the net proceeds therefrom to repay a portion of the amounts outstanding under its warehouse line of credit, and (5) the sale of the common shares offered by the Company in the Offering and the application of the net proceeds therefrom to fund the Shareholder Distribution Amount and repay a portion of the amounts outstanding under its warehouse line of credit. Due to the payment of the estimated accumulated Subchapter S corporate earnings paid to the shareholders in the Shareholder Distribution Amount of $24.1 million, the Company does not expect to have any undistributed "S" corporation earnings. The principal component of Rock's deferred tax asset is related to the temporary differences between tax and book accounting for recognition of gains on sales of mortgage loans. The amount of the deferred tax asset initially recorded was based on the amount of such temporary differences at May 6, 1998, the date of revocation of Rock's S corporation status.

         Cash and cash equivalents increased in 1998 primarily due to the proceeds of the Company's Offering, additional warehouse borrowings and cash generated from operations, partially offset by cash used to pay the Shareholder Distribution Amount. This cash is normally used to pay down the warehouse borrowings. In order to demonstrate the availability of this liquidity, the Company borrowed additional cash under its warehouse line of credit at December 31, 1998 for four days. Mortgage loans held for sale increased due to more loans being closed than were sold in 1998. See "Results of Operations." The $3.0 million increase loans held for investment is the result of Sub-Prime Home Equity Loan secondary market turmoil and a more selective process by the purchasers of this product. Loans that had previously met the guidelines of these purchasers were no longer meeting the investment criteria, which caused the loans to be less liquid and necessitated reclassification from loans held for sale. Property and equipment increased due to new Fresh Start store and Conventional Mortgage Lending branch openings. Other assets at December 31, 1998 include approximately $1.9 million of deferred income taxes, approximately $1.2 million of miscellaneous assets, approximately $1.0 million of shareholders' advances and approximately $50,000 of real estate owned as a result of foreclosures.

         The combination of warehouse borrowings and drafts payable increased due to borrowings to finance the increase in volumes of originations and holding loans for longer periods of time. See "Results of Operations." The increase in other liabilities is due to increased accrued expenses and other liabilities, primarily as a result of the $2.0 million accrual for closing nine Fresh Start stores and increases in accrued payroll and accrued income taxes reflecting the change to a C corporation, and increased trade payables relating to increases in the volume of loans closed and financing for equipment acquisitions. Shareholders' equity reflects the increase due to the receipt of approximately $31.0 million in net proceeds from the Company's Offering that closed on May 6, 1998 and approximately $1.5 million in proceeds from the exercise of stock options by selling shareholders in the Offering, and net income, less distributions to shareholders of the Shareholder Distribution Amount, other distributions to pay tax liabilities incurred by the shareholders as a result of the Company's status as an S corporation until May 6, 1998, approximately $1.3 million paid to redeem 244,000 common shares and cash dividends paid to C corporation shareholders.

         Net cash provided by operating activities in 1998 was approximately $10.5 million, compared to approximately $16.6 million used in operating activities in 1997. Cash was provided primarily by (i) the Company's net income in 1998 (approximately $17.1 million before depreciation and amortization, provision for credit losses, deferred income taxes and net gain on sales of marketable securities in 1998, compared to approximately $10.8 million in 1997), (ii) an increase in drafts payable, which represent funds advanced for loan closings that have not yet been drawn against the warehouse line of credit (approximately $22.1 million in 1998, compared to approximately $7.0 million in 1997), (iii) an increase in accounts payable and accrued expenses and other liabilities, primarily as a result of the $2.0 million accrual for closing nine Fresh Start stores, the increase in loan closings and the number of stores and branches opened during 1998 (approximately $5.2 million in 1998, compared to approximately $2.6 million in 1997) and (iv) a decrease in other assets (approximately $0.3 million in 1998, compared to an approximately $0.6 million increase in 1997). These sources of cash were partially offset primarily by cash used during 1998 to increase mortgage loans held for sale (approximately $34.3 million in 1998, compared to approximately $36.3 million in 1997).

         Net cash used in investing activities during 1998 was approximately $8.8 million, compared to approximately $0.7 million provided by investing activities during 1997. Cash was used primarily to purchase equipment for new stores, acquisition of computer equipment, and costs incurred from the development of the Internet site (approximately $6.0 million in 1998, compared to approximately $5.6 million in 1997), and for real estate owned and loans held for investment (approximately $3.6 million in 1998, compared to $1.3 million in 1997). These uses of cash were partially offset primarily by cash provided by repayment of shareholder advances (approximately $0.6 million in 1998, compared to approximately $0.9 million in 1997). During 1997, these uses of cash were more than offset by cash provided by the proceeds of the net sales of marketable securities (approximately $6.7 million).

         Net cash provided by financing activities during 1998 was approximately $16.8 million, compared to approximately $24.6 million during 1997. Cash was provided by (i) the proceeds of the Offering and the exercises of stock options, including those exercised by the selling shareholders in the Offering (approximately $32.6 million in 1998), and (ii) additional borrowings under the warehouse line of credit in 1998 primarily to demonstrate the availability of Rock's liquidity at year end, partially offset by the repayment of a portion of the warehouse line of credit with a portion of the net proceeds of the Offering (approximately $18.7 million in 1998, compared to approximately $11.7 million in 1997). These sources of cash were partially offset by (i) the payment of the Shareholder Distribution Amount (approximately $19.6 million in 1998) and a tax distribution to existing shareholders in April 1998 (approximately $5.4 million in 1998, compared to approximately $7.2 million of shareholder distributions in
1997), (ii) net payments under Rock's reverse repurchase agreement (approximately $6.6 million in 1998, compared to net borrowings of approximately $18.2 million in 1997), (iii) the repayment of all notes payable (approximately $1.9 million in 1998, compared to borrowings of approximately $1.9 million in
1997), (iv) approximately $1.3 million used in 1998 to repurchase 244,000 common shares, and (v) approximately $0.8 million used in 1998 to pay dividends to shareholders.

         The Company's operations require continued access to financing sources. The Company's primary operating cash requirements include the funding of (i) loan closings, (ii) capital expenditures in connection with the expansion of its operations, (iii) income tax payments due to the Company's net income, (iv) expenses of closing eight Fresh Start stores and one marketing center, (v) ongoing administrative and other operating expenses, including compensation of additional employees expected to be hired in 1999,
(vi) repayments of borrowings and related interest, and (vii) payments of dividends.

         Adequate credit facilities and other sources of funding, which permit the Company to fund the loans it closes, are essential to the continuation of the Company's ability to close loans. After using available working capital, the Company borrows money to fund its loan closings and, except at the end of a quarter, repays those borrowings as the loans are sold. Loan origination fees are sometimes included in the principal balance of the loan closed, although the Company may receive these fees either at the closing of the loan or at the time of a warehouse line of credit borrowing or reverse repurchase sale of the loan. Upon the sale of loans and the subsequent repayment of the borrowings, the Company's working capital and credit facilities then become available to fund additional loan closings.

         The Company has $400 million of warehouse financing facilities, an increase from $190 million of warehouse financing facilities as of December 31, 1997. The Company's warehouse line of credit currently provides for up to $200 million principal amount of demand loans secured by loans held for sale and other assets of the Company. Loans under the warehouse line of credit bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. Interest rates vary from the bank's prime rate to 1.5% to 2.5% over the federal funds rate. The effective weighted average interest rate for this arrangement in 1998 was 6.83%. The warehouse line of credit requires the Company to maintain a minimum tangible effective net worth, a maximum leverage ratio, a minimum current ratio and minimum working capital. The warehouse line of credit expires, with respect to loans committed to be made by any particular lender, 75 days after that lender demands payment, unless that lender is replaced. As of March 11, 1999, the Company had borrowed $53.5 million under this facility and had a maximum of $32 million available for additional borrowings and was in compliance with all associated financial covenants. There would be $146.5 of borrowing capacity available if the collateral existed.

         In addition to the $200 million warehouse line of credit, the Company's reverse repurchase arrangement provides that the lender, an affiliate of one of the representatives of the underwriters in the Company's Offering, will purchase from the Company at par, subject to the Company's agreement to repurchase on a daily basis, up to $200 million of fully-amortizing, first or junior lien residential mortgage loans and home equity loans that comply with the Company's origination guidelines and conform to whole and bulk loan sale requirements. This agreement is not a committed facility and the lender may elect to discontinue the repurchase agreement at any time. The term of any financing under the repurchase agreement matures and may be renewed on a daily basis. In any event, the arrangement terminates in March 2000. Management intends to renew this facility. The effective weighted average interest rate to the Company of this arrangement in 1998 was 6.61%. The Company uses this facility as a supplemental borrowing facility to fund loans closed by the Company until they are sold. As of March 11, 1999, the Company had financed $7.7 million of loans under this facility and had no additional available to draw against. There would be an additional $192.3 million of borrowing capacity if the collateral existed.

         The net proceeds of the Offering, together with cash flows from operations, are expected to be sufficient to fund the Company's liquidity requirements for the next 12 months, if the Company's future operations are consistent with management's expectations. The Company, however, expects that eventually it will need to arrange for additional sources of capital through the issuance of debt, equity or additional bank borrowings. The Company has no commitments for any such additional financing, and there can be no assurance that the Company will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to the Company. In such event, the Company's growth and operations could be curtailed. If the Company begins to securitize its assets or significantly increases its retained mortgage servicing rights, the Company's liquidity could be materially adversely affected.

HEDGING

         Rock closes loans and subsequently sells them for cash to unaffiliated wholesale purchasers. If prevailing interest rates rise between the time Rock closes loans or fixes the interest rates on such loans and the time such loans are priced for sale, the spread between the amount loaned and the amount the wholesale purchaser is willing to pay for the loan narrows, resulting in a loss in value of the loan. To protect against such losses in respect of its Conventional Loans (where the interest spread is lower), Rock currently enters into forward sales commitments for future delivery of FNMA and Freddie Mac securities to fix the sales price of the conventional loans expected to be closed or hedges the value of those loans through periodic purchases of short-duration treasury-based options. Rock had $222.1 million of such forward sales commitments as of December 31, 1998 with various investment bankers. Rock generally assigns these commitments to third parties along with Conventional Loans necessary to obtain the FNMA and Freddie Mac securities deliverable pursuant to those commitments. Before entering into forward commitments or hedging, Rock performs an analysis of its Conventional Loans and Conventional Loan applications with committed interest rates taking into account such factors as the estimated portion of loan applications that will ultimately be funded, interest rates, inventories of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions. Rock attempts to make forward commitments for or hedge substantially all of its estimated interest rate risk on its Conventional Loans. Rock does not believe that hedging its interest rate risk with respect to its Sub-Prime Loans is cost effective as a result of their generally higher interest spreads combined with their relative lack of sensitivity to changes in market interest rates and considering the period during which Rock currently intends to accumulate such loans for sale.

IMPACT OF INFLATION

         Inflation has not had a material effect on Rock's results of operations. Increases in the inflation rate generally result in increased interest rates. Because Rock borrows money at variable rates, increased interest rates will increase the borrowing costs of Rock. Inflation will also increase the operating costs of Rock. Rock may not be able to pass on the effects of inflation and the accompanying higher interest rates to its customers due to usury or other regulatory restrictions or competitive pressures. Profitability may also be affected by the level of and fluctuation in interest rates, which affect Rock's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of Rock is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of Rock to close loans. Fluctuating interest rates also may affect the net interest income earned by Rock resulting from the difference between the yield to Rock on loans held pending sales and the interest paid by Rock for funds borrowed under Rock's warehouse financing facilities.

NEW ACCOUNTING STANDARDS NET YET ADOPTED

         In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application, hedging relationships must be designated anew and documented pursuant to the provisions of Statement 133. Statement 133 may not be applied retroactively to financial statements for prior periods. Management has not yet evaluated the impact of the implementation of this statement at this time.

YEAR 2000 -DISCLOSURE

STATE OF READINESS

         Rock Financial has developed a Year 2000 project plan that addresses both technological and non-technological systems, including embedded systems for all business units. The Company has designated a Year 2000 project team to lead the efforts using a phased approach. Both internal and external resources are employed to identify, correct and test systems to achieve Year 2000 compliance. The Company is also reviewing the Year 2000 readiness of third parties that provide services essential to the Company's operations.

         The plan consists of nine phases. The initial phases of planning, awareness, inventory, triage and detailed assessment are complete. The resolution phase, which defines the strategy for remediation is underway and is expected to be completed by May 15, 1999. Test planning and testing have begun and are projected to be completed by March 31, 1999. The deployment phase includes the installation of compliant hardware and software into the production environment. This phase has begun and many of the mission critical systems have been upgraded or replaced with compliant systems. This phase is expected to be completed by May 15, 1999. With regard to third parties, the Company is communicating with key suppliers and other business partners to establish and monitor their levels of Year 2000 readiness. Our Year 2000 project is subject to modification and may be revised periodically as further information is developed. The Company believes that its project will be completed without any material adverse effects on the Company.

ESTIMATED COST

         Cost estimates are in the range of $200,000 to $500,000. As of December 31, 1998, approximately $160,000 of costs have been incurred. Cost estimates are continually being reviewed and adjusted, if appropriate. The Company's Year 2000 project cost is not expected to have a material impact on its liquidity or capital resources.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

         Based on current information, the Company believes the Year 2000 problem will not have a material adverse effect on the Company, its business or its financial condition. The Company cannot predict the actual effect to it of the Year 2000 problem. Many uncertainties exist as to whether broad-based or systemic economic failures may occur.

YEAR 2000 CONTINGENCY PLANS

         The Company is reviewing existing contingency plans for potential modifications to address specific Year 2000 issues. The Company's key operational systems are being reviewed and strengthened to address business continuity requirements. Business continuity plans will include the development of back-up processes that would be implemented in the event of system failures, for example, the ability to provide government reporting manually versus electronically. The contingency planning process will continue as modifications are made and as the status of third party readiness becomes better known.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Interest rate risk is the largest market risk affecting Rock Financial. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income and in the value of interest rate sensitive assets, liabilities and commitments. As part of its risk management programs, the Company purchases financial instruments and enters into financial agreements with off-balance sheet risk in the normal course of business to manage its exposure to interest rate risk with respect to its Prime Loans, but not with respect to its Sub-Prime Loans. See "Item 1. Business--Sale of Loans--Interest Rate Risk Management" for a description of how Rock manages its interest rate risk exposure, including a discussion of Rock's objectives, general strategies and instruments used to manage those exposures. Rock uses these financial instruments for the explicit purpose of managing interest rate risks to protect the value of its Prime Loans held for sale and the Prime Loan commitment pipeline. The Company uses financial instruments that tend to decrease in value as interest rates decline and increase in value as interest rates rise, which acts as an offset to the behavior of the underlying Prime Loans held for sale and Prime Loan pipeline.


         Management actively monitors and manages the Company's exposure to interest rate risk on Prime Loans, which is incurred in the normal course of business. The committed and closed pipelines of Prime Loans, as well as the related forward commitments and derivatives (the loans, pipeline, commitments and derivatives together, the "hedge position") are valued daily. The hedge position is "shocked" against a spectrum of interest rate scenarios to evaluate expected net changes of the fair values of the hedge position in relation to the changes in interest rates. Rock does not enter into instruments for trading purposes.

         The Company evaluates interest rate risk exposure using both static shock and option adjusted spread models to estimate changes to the fair value of the hedge position. Both modeling techniques measure net changes in the fair value to the underlying assets and commitments by determining the present value of the cash flow of the underlying mortgage or debt instrument discounted at the interest rate assumed to be required by an investor to yield a market rate of return. Both modeling techniques measure changes in the fair value of derivatives through Option Adjusted Spread calculations to determine the present value using implied volatility, discount rates and expected life of the derivative. Both models use assumptions regarding the amount of commitments that close, given an incremental shift of +/- 100 basis points (in 12.5 basis point increments) to the yield curve. The assumptions are based on the Company's historical experience. The Company's exposure is analyzed daily and reviewed at least monthly by the Secondary Marketing Executive Committee, which includes in its membership the Director of Secondary Marketing, the Chief Financial Officer and the Chairman of the Board, President, and Chief Executive Officer.

         Both modeling techniques described above were applied to the hedge position, held by the Company on December 31, 1998, over a spectrum of interest rate changes to evaluate the change in the hedge position's fair value ("sensitivity analysis"). Using the results of the model producing the largest loss in fair value, the sensitivity analysis reflected that an instantaneous 50 basis point increase in interest rates (determined by management to reflect a reasonably possible near-term change) would have reduced the fair value of the hedge position 14 basis points from 2.51% to 2.37% but would have increased revenue by approximately $27,000 based on an assumption that more loans would have closed due to an increase in interest rates. A 50 basis point decrease in interest rates (determined by management to reflect a reasonably possible near-term change) would have reduced the fair value of the hedge position 9 basis points from 2.51% to 2.42% and would have decreased revenue by approximately $450,000 assuming that fewer loans would have closed due to the decline in interest rates. Both 50 basis point moves are assumed shifts in the entire yield curve. See Note 12 "Fair Value of Financial Instruments" in "Notes to Financial Statements" located elsewhere in this Report. The Company does not believe that its spread income would be materially affected by interest rate changes as the interest it charges on its mortgage loans can change faster than the interest on its indebtedness.

         The table below provides information about the Company's other financial instruments that are sensitive to changes in interest rates, including debt obligations and Sub-Prime loans. For both debt obligations and Sub-Prime loans, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates as of December 31, 1998. The instruments' actual cash flows are all denominated in U.S. dollars.

                                December 31, 1998
                                                    Expected Maturity Date
(amounts in thousands)                     1999          2000-2003        Thereafter           Total             Fair Value
                                       -------------- ----------------- --------------- --------------------- ------------------
               ASSETS:

Sub-Prime Loans                           $30,542            $0               $0              $30,542              $30,542
Weighted Average Interest Rate:
                                          11.83%             NA               NA               11.83%
            LIABILITIES:

Warehouse Line of Credit                  $98,008            $0               $0              $98,008              $98,008
Weighted Average Interest Rate:
                                           6.20%             NA               NA               6.20%
Reverse Repurchase  Arrangement           $11,521            $0               $0              $11,521              $11,521
Weighted Average Interest Rate:
                                           5.97%             NA               NA               5.97%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                       ROCK FINANCIAL CORPORATION

                      INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT...................................52
BALANCE SHEETS.................................................53
STATEMENTS OF INCOME...........................................54
STATEMENTS OF SHAREHOLDERS' EQUITY.............................55
STATEMENTS OF CASH FLOWS.......................................56
NOTES TO FINANCIAL STATEMENTS..................................57

                          INDEPENDENT AUDITORS' REPORT



The Shareholders and Board of Directors of
Rock Financial Corporation:


We have audited the accompanying balance sheets of Rock Financial Corporation (the "Company") as of December 31, 1997 and 1998, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Company changed its method of accounting for software developed for internal use to adopt the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in 1998.


/s/ KPMG LLP

Detroit, Michigan
January 28, 1999

                                            ROCK FINANCIAL CORPORATION
                                                  BALANCE SHEETS
                                            DECEMBER  31, 1997 AND 1998


                                                                                   1997                 1998
                                                                            ------------------   ------------------
ASSETS

Cash and cash equivalents...............................................         $11,946,992          $30,081,524
Mortgage loans held for sale............................................         121,343,814          155,631,112
Mortgage loans held for investment (net of allowance for losses of
     $270,000 and $634,851 at December 31, 1997 and 1998, respectively).             810,293            3,766,171
Real estate owned.......................................................             158,271               49,989
Shareholders' advances..................................................           1,626,519              994,372
Property and equipment, net.............................................           7,010,537           10,775,733
Deferred income taxes...................................................                  --            1,945,000
Other assets............................................................           1,532,471            1,193,552
                                                                                ------------        -------------

Total assets............................................................        $144,428,897         $204,437,453
                                                                                ============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Warehouse line of credit...........................................         $79,293,856          $98,008,105
     Reverse repurchase agreement.......................................          18,161,423           11,521,065
     Notes payable......................................................           1,944,445                   --
     Drafts payable.....................................................          21,875,184           44,021,087
     Accounts payable...................................................           3,255,503            4,680,275
     Accrued expenses and other liabilities.............................           4,790,350            8,171,773
                                                                                ------------        -------------
         Total liabilities..............................................         129,320,761          166,402,305
                                                                                ------------        -------------

Shareholders' equity:
     Common shares, $.01 par value. Authorized 50,000,000
         shares; issued and outstanding 10,000,000 shares and 13,590,500 shares
         at December 31, 1997 and December 31, 1998, respectively.......             100,000              135,905
     Additional paid-in capital.........................................           1,423,750           26,297,782
     Retained earnings..................................................          13,584,386           11,601,461
                                                                                ------------        -------------
         Total shareholders' equity.....................................          15,108,136           38,035,148
                                                                                ------------        -------------

Total liabilities and shareholders' equity..............................        $144,428,897        $ 204,437,453
                                                                                ============        =============


                     The accompanying notes are an integral part of the financial statements.

                                            ROCK FINANCIAL CORPORATION
                                               STATEMENTS OF INCOME
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                 1996                 1997                 1998
                                                          ------------------    -----------------    -----------------
Revenue:
       Interest income.................................         $4,267,824           $8,082,448          $13,169,754
       Interest expense................................          3,669,393            5,149,881            7,220,969
                                                                ----------          -----------           ----------
           Net interest margin.........................            598,431            2,932,567            5,948,785
       Provision for credit losses.....................                ---              300,000              567,738
                                                                ----------          -----------           ----------
           Net interest margin after provision for
               credit losses...........................            598,431            2,632,567            5,381,047
Loan fees and gains on sale of mortgages...............         27,959,437           47,084,309           84,401,123
       Loan fees and gains and losses on sale of
               mortgages...............................         27,959,437           47,084,309           84,401,123
       Net gain on sale of marketable securities.......            991,219            2,221,905                   --
       Other income (loss).............................              6,489              171,085              (20,017)
                                                                ----------          -----------          ------------
                                                                29,555,576           52,109,866           89,762,153
                                                                ----------          -----------           ----------

Expenses:
       Salaries, commissions and employee benefits.....         18,722,596           26,402,627           40,150,541
       General and administrative expenses.............          4,645,820            7,629,889           13,424,027
       Marketing expenses..............................          2,392,994            5,369,515           13,152,793
       Depreciation and amortization...................            663,428            1,292,479            2,196,520
       Loss on store closings..........................                 --                   --            2,000,000
                                                                ----------          -----------          ------------
                                                                26,424,838           40,694,510           70,923,881
                                                                ----------          -----------           ----------
Income before income taxes.............................          3,130,738           11,415,356           18,838,272
Income tax on "C" corporation earnings.................                 --                   --            3,535,281
Income tax benefit due to conversion of "S" corp                        --                   --             (950,939)
                                                              ------------          -----------          ------------
       Net income                                               $3,130,738          $11,415,356          $16,253,930
                                                                ==========          ===========          ===========

Unaudited pro forma information (note 18):

       Income before income taxes                                                    11,415,356           18,838,272
       Provision for pro forma income taxes............                               4,109,528            6,593,395
                                                                                     ----------            ---------
       Pro forma net income............................                              $7,305,828          $12,244,877
                                                                                     ==========          ===========

       Pro forma earnings per share:
       Basic   ........................................                                   $0.55                $0.89
                                                                                          =====                =====
       Diluted ........................................                                   $0.51                $0.85
                                                                                          =====                =====

Dividends declared per share...........................                                  $   --                 $.06
                                                                                          =====                =====

       Pro forma weighted average number of shares outstanding:
       Basic   ........................................                               13,330,000           13,776,507
                                                                                      ==========           ==========
       Diluted ........................................                               14,282,914           14,355,195
                                                                                      ==========           ==========

                     The accompanying notes are an integral part of the financial statements.

                                            ROCK FINANCIAL CORPORATION
                                        STATEMENTS OF SHAREHOLDERS' EQUITY
                                   YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                                    ACCUMULATED
                                                                         ADDITIONAL                    OTHER           TOTAL
                                                                COMMON     PAID-IN     RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                                SHARES     CAPITAL     EARNINGS       INCOME          EQUITY
                                                                ------   ----------    --------    -------------   -------------
         Balance December 31, 1995.....................       $ 100,000 $ 1,423,750  $  9,753,849  $ 5,249,385     $16,526,984

         Year ended December 31, 1996:
         Net Income....................................                                 3,130,738                    3,130,738
           Other comprehensive loss:
              Unrealized holding losses on securities
                arising during the year................                                            ( 2,821,797)     (2,821,797)
              Less:  reclassification adjustment for
                gains included in net income...........                                               (991,219)       (991,219)
                                                                                                     ---------       ---------
              Other comprehensive loss.................                                             (3,813,016)     (3,813,016)
                                                                                                                   -----------
         Comprehensive loss............................                                                              (682,278)
         Shareholder distributions.....................                               (3,498,567)                  (3,498,567)
                                                              --------- ------------ ------------- -------------- -------------
         Balance December 31, 1996.....................         100,000   1,423,750     9,386,020    1,436,369      12,346,139

         Year ended December 31, 1997:
         Net Income....................................                                11,415,356                   11,415,356
           Other comprehensive loss:
              Unrealized holding gains on securities
                arising during the year................                                                785,536         785,536
              Less:  reclassification adjustment for
                gains included in net income...........                                             (2,221,905)     (2,221,905)
                                                                                                   -----------     -----------
              Other comprehensive loss.................                                            (1,436,369)     (1,436,369)
                                                                                                                   -----------
         Comprehensive income .........................                                                              9,978,987
         Shareholder distributions.....................                               (7,216,990)                  (7,216,990)
                                                              --------- ------------ ------------- -------------- -------------
         Balance December 31, 1997.....................         100,000   1,423,750    13,584,386          --       15,108,136

         Year ended December 31, 1998:
         Net Income....................................                                16,253,930                   16,253,930
         Shareholder distributions.....................                                (5,380,500)                  (5,380,500)
         Distribution to S corporation shareholders in
           connection with conversion to a C
           corporation.................................                  (6,754,718)  (12,029,585)                 (18,784,303)
         Proceeds from initial public offering.........         34,995   31,010,355                                 31,045,350
         Cash dividends to C corporation shareholders
           ($.06  per share)...........................                                  (826,770)                    (826,770)
         Tax benefit from the exercise of non-qualified
           stock options...............................                     360,000                                    360,000
         Stock options exercised.......................           3,350   1,564,450                                  1,567,800
         Repurchase of 244,000 common shares...........          (2,440) (1,306,055)                                (1,308,495)
                                                              ---------------------- ------------  -----------    -------------
         Balance December 31, 1998.....................       $ 135,905 $26,297,782  $ 11,601,461  $        --     $38,035,148
                                                              ========= ===========  ============  ===========     ============


                     The accompanying notes are an integral part of the financial statements.

                                            ROCK FINANCIAL CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                            1996            1997             1998
                                                                       -------------- ---------------  ----------
Cash flows from operating activities:
  Net income............................                               $   3,130,738  $    11,415,356  $    16,253,930
                                                                       -------------  ---------------  ---------------
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization................................           663,428        1,292,479        2,196,520
     Provision for credit losses..................................                --          300,000          567,738
     Net loss on sale of fixed assets and real estate owned.......                                              38,322
     Net gain on sales of marketable securities...................          (991,219)      (2,221,905)             ---

     Mortgage loans held for sale - originations..................    (1,080,765,776)  (1,203,722,723)  (2,303,958,352)
     Mortgage loans held for sale - sales.........................     1,069,751,958    1,167,388,304    2,269,671,053
     Change in assets and liabilities:
       Deferred income taxes......................................                --               --       (1,945,000)
       Other assets...............................................          (314,122)        (625,625)         338,920
       Drafts payable.............................................         7,513,046        6,978,509       22,145,903
       Accounts payable...........................................         1,215,113        1,256,564        1,424,772
       Accrued expenses and other liabilities.....................        (1,996,968)       1,293,858        3,741,424
                                                                       -------------- ---------------  ---------------
          Total adjustments.......................................        (4,924,540)     (28,060,539)      (5,778,700)
                                                                       -------------  ---------------  ----------------
          Net cash provided by (used in) operating activities.....        (1,793,802)     (16,645,183)      10,475,230
                                                                       -------------  ---------------  ---------------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of marketable  securities....................        26,056,131       10,846,241               --
  Purchase of marketable securities...............................       (17,613,113)      (4,106,842)              __
  Proceeds from sale of fixed assets and real estate owned........                                            144,730
  Net increase in real estate owned and loans  held for investment                --       (1,268,564)      (3,569,108)
  Purchase of equipment...........................................        (2,084,296)      (5,621,702)      (5,990,995)
  Shareholder (advances) repayments...............................        (1,978,492)         892,823          632,147
                                                                       -------------  ---------------  ---------------
       Net cash provided by (used in) investing activities........         4,380,230          741,956       (8,783,226)
                                                                       -------------  ---------------  ----------------
Cash flows provided by financing activities:
  Net borrowings under warehouse line of credit...................         3,514,047       11,672,590       18,714,249
  Net borrowings (payments) under reverse repurchase agreement....                --       18,161,423       (6,640,358)
  Net (payments) borrowing under notes payable....................                          1,944,445       (1,944,445)
  Proceeds from initial public offering...........................                                          31,045,350
  Proceeds from exercised options.................................                                           1,567,800
  Cash dividends to "C" corporation shareholders..................                                            (826,770)
  Purchase of common
    shares........................................................                                          (1,308,495)
  Shareholder distributions.......................................        (3,498,567)      (7,216,990)     (24,164,803)
                                                                       -------------  ---------------  ----------------
       Net cash provided by financing activities..................            15,480       24,561,468       16,442,528
                                                                       -------------  ---------------  ---------------
Net increase in cash and cash equivalents.........................         2,601,908        8,658,241       18,134,532
Cash and cash equivalents, beginning of
  year............................................................           686,843        3,288,751       11,946,992
                                                                       -------------  ---------------  ---------------
Cash and cash equivalents, end of year............................     $   3,288,751  $    11,946,992  $    30,081,524
                                                                       =============  ===============  ===============

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for interest..........................     $   3,915,704  $     4,994,752  $     7,019,991
                                                                       =============  ===============  ===============
  Transfers of loans from held for sale to
    held for investment...........................................     $          --  $     1,095,293  $     3,320,729
                                                                       =============  ===============  ===============
  Transfers of loans from held for investment
    to real estate owned..........................................     $          --  $       173,271  $       103,649
                                                                       =============  ===============  ===============

                     The accompanying notes are an integral part of the financial statements.

                             ROCK FINANCIAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS



(1)      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Rock Financial Corporation ("Rock" or the "Company") is a company marketing conventional, government insured and sub-prime debt consolidation and home financing loans, secured primarily by first or second mortgages on one-to four-family, owner-occupied residences. Rock originates loans through 18 stores and branches, one call center, and an Internet site. The Company originates 100% of its loans through marketing directly to consumers.

         The Company's 1997 and 1998 business (until the third quarter of 1998) was comprised of three major operating divisions: (1) the Fresh Start division, primarily originating sub-prime home equity loans to individuals with impaired credit characteristics, high levels of debt service to income, unfavorable past credit experience, limited credit history, limited employment history or unverifiable income, (2) the Specialty Lending division, primarily originating home equity second mortgage loans to individuals with good credit histories but little or no equity in their homes, and (3) the Conventional Mortgage Lending division, originating conforming and non-conforming prime mortgages. At the end of September 1998, the Company decided to stop originating high LTV loans due to concerns of liquidity that resulted from a diminishing base of purchasers of these loans and to take advantage of the high demand for conventional loans. In 1998, the Company originated its production from 28 stores and branches, one marketing center and one call center operating in Michigan, Illinois, Ohio, Texas, Missouri, Nevada and Indiana (see note 17).

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

         Simultaneously with the closing of the Company's Offering, the Company ceased to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. In connection with the termination of its S corporation status, the Company paid a shareholder distribution amount out of the net proceeds of the Offering to the Company's shareholders existing immediately before the closing of the Offering. The shareholder distribution amount was approximately $24.2 million, and is subject to adjustment upon final determination of the amount of taxable income through May 5, 1998 (see note 7).

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


         (A)      CASH EQUIVALENTS
                  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash was $257,730 and $806,839 of restricted cash for mortgagor escrows at December 31, 1997 and 1998, respectively.

         (B)      MARKETABLE SECURITIES
                  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Debt and Equity Securities ("SFAS 115"). All marketable securities are classified as available for sale and are carried at fair value. Unrealized gains and losses are included as a separate component of shareholders' equity. Dividends on equity securities are recognized on the ex-dividend date.

                  The Company continuously evaluates its marketable investment securities for other-than-temporary or permanent impairment, which is defined as being greater than 20% impaired for greater than six consecutive months. When an investment security is determined to have other-than-temporary or permanent impairment, the loss is recognized through a charge against income.

         (C)      MORTGAGE LOANS HELD FOR SALE
                  Mortgage loans held for sale are valued at the lower of cost or market, determined on an aggregate basis, based upon commitments from investors to purchase such loans or upon prevailing market rates.

         (D)      MORTGAGE LOANS HELD FOR INVESTMENT
                  Mortgage loans held for investment are stated at their principal amount outstanding, net of an allowance for loan losses. Interest on loans is accrued daily based on the outstanding principal balance. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously accrued but not yet collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

         (E)      ALLOWANCE FOR LOSSES
                  The allowance for losses is based on management's periodic evaluation of the potential loss exposure associated with the portfolio of mortgage loans held for investment and costs to be incurred due to the repurchase of mortgage loans or indemnification of losses based on alleged violations of representations and warranties customary to the mortgage banking industry, and reflects an amount that, in management's opinion, is adequate to absorb such estimated losses. In

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                  evaluating the potential exposure, management takes into consideration numerous factors, including current economic conditions, prior loss experience, the provisions of loan sale agreements, the composition of the portfolio of mortgage loans held for investment, and management's evaluation of the collectibility of specific mortgage loans held for investment.

         (F)      REAL ESTATE OWNED
                  Real estate owned is recorded at the lower of the cost of acquisition or the asset's fair value, net of disposal cost at the time of foreclosure, which becomes the new basis for the property. Any write-downs at date of acquisition are charged to the allowance for losses. Expenses incurred in maintaining assets and subsequent write-downs to reflect declines in value are charged to general and administrative expenses.

         (G)      INVESTOR RESERVES
                  Investor reserves represent reserves for the estimated repayment, where applicable, of a portion of the premium received from investors on sales of certain sub-prime loans if such loans are repaid in their entirety within a specified time period after the sale of the loans (generally one year). Provisions for premium recapture are determined based on management's estimates of potential repayments, considering factors such as historical premium recapture experience, projected prepayments on loan sales, existence of prepayment penalties to be paid by the borrower, and general economic conditions. Actual premium recapture experience may vary from management's estimates.

         (H)      PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is generally computed on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to operations. Costs of maintenance and repairs are charged to expense when incurred.

         (I)      REVENUE RECOGNITION
                  Loan origination revenue and associated incremental direct costs on loans held for sale are deferred until the related loan is sold. Gains and losses on loans are recognized at the time of sale and are based upon the difference between the selling price and the carrying value of the related loans sold. Loan servicing revenue is earned as the related principal is collected. Interest on mortgage loans held for sale and mortgage loans held for investment is credited to income as earned, and interest expense on related borrowings is expensed as incurred.

                  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and
                  Extinguishments of Liabilities, as of January 1, 1997. The

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                  impact of the adoption of this standard was not material to the Company's financial position or results of operations.

         (J)      DERIVATIVE FINANCIAL INSTRUMENTS
                  The Company utilizes derivative financial instruments as part of an overall interest rate risk and mortgage pipeline management strategy. Derivative financial instruments utilized by the Company include treasury-based options. The Company is an end-user of derivative financial instruments and does not conduct trading activities for derivatives. These derivative financial instruments involve, to varying degrees, elements of credit and market risk that are not recognized on the balance sheet.

                  Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract that exceeds the value of existing collateral, if any. Market risk is the possibility that future changes in market conditions may make the derivative financial instrument less valuable. The Company evaluates the risks associated with derivatives in much the same way as the risks with on-balance-sheet financial instruments. The derivative's risk of credit loss is generally a small fraction of the notional value of the instrument and is represented by the fair value of the derivative instrument. The Company attempts to limit its credit risk by dealing with creditworthy counterparties and obtaining collateral where appropriate.

                  The Company uses treasury-based options in hedging its interest rate risk exposure. Utilization of treasury-based options involves some degree of basis risk. Basis risk is defined as the risk that the hedge instrument's price does not move as expected relative to the increase or decrease in the market price of the hedged financial instrument. The Company calculates an expected hedge ratio to attempt to mitigate a portion of this risk.

                  The Company accounts for its options utilizing "split accounting." The option's value is categorized into "intrinsic" and "time value" components. The intrinsic value is the amount that the option is "in the money." The time value is the amount by which its price exceeds its intrinsic value. Split accounting results in accounting for time value and intrinsic value separately. The time value is amortized over the option's exercise period. The intrinsic value is recognized as a component of the gain or loss on settlement of the option.

         (K)      INCOME TAXES
                  For the period between March 1, 1992 and May 5, 1998, the Company had elected to have its income taxed directly to its shareholders, pursuant to the S corporation provisions of the Internal Revenue Code. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements for the years ended December 31, 1996 and 1997. Effective May 6, 1998, the Company's S corporation election terminated. Accordingly, its income in 1998 has been allocated pro rata (based on the number of days in the period) to the

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                  period from January 1, 1998 through May 5, 1998 (S corporation period) and the period from May 6, 1998 through December 31, 1998 (C corporation period) on a preliminary basis at December 31, 1998, subject to the preparation and filing of the income tax returns for 1998. Income for the C corporation period is subject to tax at the corporate level. Therefore, a provision for income taxes has been reflected in the accompanying financial statements for the year ended December 31, 1998.

                  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on different tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (L)      ADVERTISING COSTS
                  Advertising costs are incurred for non-direct response advertising. Accordingly, the costs of producing the advertising are expensed as incurred, while the costs of communicating the advertising are expensed when the advertising space or airtime is first used.

         (M)      MANAGEMENT ESTIMATES
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (N)      RECLASSIFICATIONS
                  Certain amounts from the prior year have been reclassified to conform with current year presentation.

         (O)      COMPREHENSIVE INCOME
                  On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income for the Company consists of net income and the net unrealized gains (losses) on marketable securities and is presented in the accompanying statement of shareholders' equity. The Statement requires additional disclosures in the financial statements; it does not affect the Company's

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                  financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         (P)      SEGMENT REPORTING
                  On January 1, 1998, the Company adopted SFAS No. 131, Disclosures About the Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about their operating segments and requires them to report selected information about operating segments, products and services, activities in different geographic areas, and its reliance on major customers. SFAS No. 131 requires a "management approach" for identifying reportable segments based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments include its Fresh Start division, its Conventional Mortgage Lending division, and its Specialty Lending division. The Statement requires additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

         (Q)      COMPUTER SOFTWARE COSTS
                  During 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. As a result of adoption of SOP 98-1, the Company has capitalized approximately $450,000 of costs associated with the development of software to be used in its Internet web site. Such costs will be depreciated over a three-year useful life beginning January 1999 as this software was placed in service at year-end 1998.

         (R)      EARNINGS PER SHARE
                  Basic earnings per share are computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed based on the weighted average number of common shares and common share equivalents during the year.

(2)      MARKETABLE SECURITIES

         Realized gains and losses on marketable securities are computed based on the specific identification method. Realized gains of $4,511,466 and $3,156,783, and realized losses of $3,520,247 and $646,895 on the sale of marketable securities for the years ended December 31, 1996 and 1997, respectively, are included in the determination of net income.

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



(3)      MORTGAGE LOANS HELD FOR SALE AND HELD FOR INVESTMENT

         The following summarizes mortgage loans held for sale by type at December 31, 1997 and 1998:
                                                                               1997                           1998
                                                                     -------------------------        ----------------------

         Conventional prime loans held for sale                         $        74,049,209            $   124,182,099
         Sub-prime loans held for sale                                           38,372,558                 30,542,410
         High-LTV loans held for sale                                             9,194,343                    671,748
                                                                     -------------------------        ----------------------

                                                                                121,616,110                155,396,257
         Net deferred loan origination costs (fees)                               (272,296)                    234,855
                                                                     -------------------------        ----------------------

         Mortgage loans held for sale                                   $       121,343,814            $   155,631,112
                                                                     =========================        ======================

         Included in mortgage loans held for investment at December 31, 1997 and 1998 is an allowance for credit losses of $270,000 and $634,851, respectively, which were established through a provision of $300,000 and $567,738 offset by charge-offs of $30,000 and $202,888 in 1997 and 1998, respectively.

         As of December 31, 1997 and 1998, there were no loans held for sale that were greater than 90 days past due. As of December 31, 1997 and 1998, there were approximately $72,000 and $753,000, respectively, of loans held for investment that were greater than 90 days past due, the vast majority of which is sub-prime loans.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment are depreciated over lives ranging from three to seven years for office furniture, equipment, computer software, and leasehold improvements. Property and equipment consist of the following:

                                                          DECEMBER 31,              DECEMBER 31,
                                                              1997                      1998
                                                       --------------------      --------------------

       Office furniture and equipment             $          9,779,846                13,479,925
       Leasehold improvements                                  600,958                 2,238,348
       Computer software - Web Site                                  -                   457,940
       Projects in process                                      59,595                         -
                                                       --------------------      --------------------

       Total cost                                           10,440,399                16,176,213

       Accumulated depreciation                            (3,429,862)               (5,400,480)
                                                       --------------------      --------------------

       Net                                        $          7,010,537                10,775,733
                                                       ====================      ====================

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

(5)      BORROWINGS

         Advances under the Company's warehouse line of credit are based on a formula computation, with interest due monthly; are due on demand; and are collateralized by residential first and second mortgages. Advances may be drawn for working capital and sub-prime, high-LTV, and conventional prime mortgage loans. Interest rates are variable and are based on the federal funds rate and prime rate, depending on the type of advance. Interest rates ranged from 6.69% to 7.69% at December 31, 1997, and 6.20% to7.21% at December 31, 1998, with weighted average interest rates of 6.94% and 6.83% at December 31, 1997 and 1998, respectively.

         The maximum outstanding balance permitted under the line was $90,000,000 and $200,000,000 (with certain sublimits for working-capital, non-conforming, and second-mortgage loans) at December 31, 1997 and 1998. The Company is required to maintain a minimum tangible net worth and other financial covenants, as defined in the agreement. The Company was in compliance with the requirements as of December 31, 1997 and 1998.

         The Company's reverse repurchase agreement entered into in 1997 provides that the lender will purchase from the Company, subject to the Company's agreement to repurchase on a daily basis, up to $100,000,000 and $200,000,000 at December 31, 1997 and 1998, respectively, of conventional prime and sub-prime mortgage loans at par. Loans subject to purchase are fixed- and adjustable-rate, fully-amortizing first or junior lien residential mortgage loans and home equity loans that comply with the Company's origination guidelines and conform to whole-loan sale requirements.

         This agreement is not a committed facility and the lender may elect to discontinue the repurchase agreement at any time. The term of any financing under the repurchase agreement matures and may be renewed on a daily basis. In any event, the arrangement terminates in March 1999. Interest rates are variable and are based on the London Interbank Offered Rate, depending on the type of advance. The interest rates in effect at December 31, 1997 and 1998 were 8.25 % and 6.50%, respectively, while the weighted average interest rates during 1997 and 1998 were 6.88% and 6.61%, respectively.

         In February 1997, the Company borrowed $2,000,000 for the purchase of computer equipment and software. The note was paid in full in May 1998.

         Drafts payable represent funds advanced for mortgages closed which have not yet been drawn against the warehouse line of credit.

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



(6)      INVESTOR RESERVES

         The following presents the activity in the investor reserves, which are included in accrued expenses and other liabilities, for the periods indicated:

                                                                             YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------
                                                                1996                   1997                   1998
                                                         ------------------     -------------------    ------------------

        Beginning balance                            $        226,809                389,162                693,840
        Provision for premium recapture                       317,262                602,632                815,198
        Premium recapture paid                               (154,909)              (297,954)              (627,141)
                                                         ------------------     -------------------    ------------------

        Ending balance                               $        389,162                693,840                881,897
                                                         ==================     ===================    ==================

(7)      RELATED PARTY TRANSACTIONS

         During the years ended December 31, 1997 and 1998, the Company made short-term advances to certain shareholders that bear interest at 3%, except for those loans outstanding at December 31, 1998, which do not bear interest. The highest amounts outstanding during the period to shareholders totaled approximately $6,100,000 and $1,627,000 in 1997 and 1998, respectively. Interest income relating to such advances totaled approximately $98,000, $148,000 and $17,000, for the years ended December 31, 1996, 1997 and 1998, respectively. The balance of shareholders' advances at December 31, 1998 represents amounts owed to the Company in connection with adjustments to the tax and other distributions made to S corporation shareholders in 1998 based on the preliminary estimated allocation of taxable income between the S corporation period and C corporation period, as well as amounts owed to the Company for the purchase by two of the S corporation shareholders of certain officers' life insurance policies owned by the Company. These advances are expected to be repaid by the end of the first quarter of 1999.

         In addition, the Company made short-term loans to certain affiliates during 1997. The maximum amounts outstanding during 1997 was $400,000. No balance was remaining outstanding at either December 31, 1997 or 1998. Interest income relating to such loans totaled approximately $300 and $10,000 for the years ended December 31, 1996 and 1997, respectively.

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



(8)      OPERATING LEASES

         The following is a schedule of future minimum lease payments (with initial or remaining terms in excess of one year) as of December 31, 1998:

                   1999                                                                 $        3,100,000
                   2000                                                                          1,400,000
                   2001                                                                            900,000
                   2002                                                                            500,000
                   2003 and thereafter                                                              10,000
                                                                                             ---------------

                   Total                                                                         5,910,000

                   Less sublease payments to be received                                            50,000
                                                                                             ---------------

                   Net future minimum lease payments                                    $        5,860,000
                                                                                             ===============

         Total rental expense incurred during the years ended December 31, 1996, 1997, and 1998 was $990,000, $1,580,000, and $3,450,000, respectively.
         See note 18 for a description of certain planned store closings and the accrual by the Company of associated minimum future lease obligations for such stores.

(9)      EMPLOYEE BENEFIT PLAN

         The Company maintains a defined contribution 401(k) plan covering substantially all full-time employees. Employees can make elective contributions to the plan. The plan requires the Company to contribute 20% of employee contributions to the plan up to a maximum of 1% of the employee's gross pay. The Company's contributions to the plan for the years ended December 31, 1996, 1997, and 1998 amounted to $43,000, $83,000, and $145,000, respectively.

(10)     STOCK OPTION PLAN AND EMPLOYMENT AGREEMENTS

         On December 27, 1996, the Company approved a stock option plan in which 3,578,617 common shares were reserved for issuance. On February 18, 1998, the Company's board of directors and shareholders amended and restated the Company's 1996 Stock Option Plan to increase the number of shares reserved for issuance under the plan from 3,578,617 common shares to 4,500,000 common shares. Under the plan, the exercise price of any incentive stock option will not be less than the fair market value of the common shares on the date of grant. The exercise price of any non-qualified option and the dates on which the options are first exercisable are determined by a committee of the board of directors or the board of directors. The term of any options may not exceed ten years from the date of grant. Option activity for the periods indicated are:

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



                                                                                                     WEIGHTED AVERAGE
                                                                               NUMBER                 EXERCISE PRICE
                                                                              OF SHARES
                                                                           ----------------       -----------------------

       Options  outstanding at December 31, 1996 (all granted on December
       27, 1996 and all exercisable)                                           1,540,684                  $ 4.68

       Activity during 1997:
       Granted                                                                 1,059,000                    5.11
       Expired                                                                        --
       Forfeited                                                                (110,000)                   4.68
                                                                           ----------------       -----------------------

       Options  outstanding at December 31, 1997  (including  exercisable
       options for 1,692,684 shares)                                           2,489,684                    4.86

       Activity during 1998:
       Granted                                                                   957,000                    9.87
       Exercised                                                                (335,000)                   4.68
       Forfeited                                                                (130,500)                   6.08
                                                                           ----------------       -----------------------

       Options  outstanding at December 31, 1998  (including  exercisable
       options for 1,974,884 shares)                                           2,981,184                    6.41
                                                                           ================       =======================

         At December 31, 1998, 1,183,816 common shares remained reserved for issuance under the plan.

         In accordance with SFAS No. 123, Accounting for Stock-based Compensation, the Company applied the intrinsic-value method of accounting, as described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to its stock-based compensation. Accordingly, no compensation expense has been charged against income for stock option grants. Had compensation expense been determined based on the fair value at the respective grant dates, consistent with the fair-value methodology of SFAS No. 123, the Company's historical net income (loss) would have been ($369,300), $10,885,000 and $15,000,000 in 1996, 1997 and 1998, respectively. The corresponding pro forma net income for the Company, assuming a pro forma provision for income taxes in 1997 and 1998, would have been $6,960,000 and $9,600,000, respectively.

         The weighted average fair value of options granted in 1996, 1997 and 1998 totaled $2.30, $2.50, and $7.90 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in valuing the option grants for the years ended December 31, 1996, 1997 and 1998, respectively, were expected life, 5 years for each year; interest rate 5.40%, 5.30% and 4.65%; and volatility (the measure by which the stock price has fluctuated or will be expected to fluctuate during the period), 66% for 1996 and 1997 and 80% for 1998.

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

         At December 31, 1998, the outstanding options have exercise prices that range between $4.68 and $11.50, with a weighted average exercise price of $6.41. Of these options, 1,517,884 options are exercisable, with a weighted average exercise price of $4.73 and a weighted average contractual maturity of 8 years.

         Certain option holders who were officers of the Company entered into employment agreements that stipulated a "distribution bonus" was entitled to be paid upon certain conditions. No distribution bonuses were required in 1996, 1997, or 1998 and none was expected to be paid for the foreseeable future. In addition, in February 1998, the option holders who were entitled to these distribution bonuses entered into agreements whereby their rights to the distribution bonuses were eliminated when the Offering was consummated. These rights were replaced with the rights to exercise existing options representing approximately 330,000 of the Company's common shares and simultaneously sell the shares as part of the Offering. In addition, the option holders were granted additional options for 450,000 common shares at an exercise price of $10.00 a share, the initial public offering price. Therefore, the distribution bonuses, which would have been approximately $600,000 in 1996 and $1,100,000 in 1997, have not been accrued for, nor recognized as compensation expense in, the accompanying financial statements. In addition, as the existing options exercised in connection with the Offering and the options to purchase 450,000 common shares granted in connection with the Offering were granted at the fair value of the shares at the date of grant, the Company has recognized no compensation expense associated with such options.

(11)     INCOME TAX EXPENSE

         Total income tax expense (benefit) for the year ended December 31, 1998 was allocated as follows:

         Income from operations                                        $2,584,342
         Shareholders' equity, for tax benefit
            resulting from exercise of employee stock options           (360,000)
                                                                      -------------
                                                                       $2,224,342
                                                                      =============

         Income tax expense (benefit) from operations for the year ended
         December 31, 1998 consists of the following:
                                                                 CURRENT               DEFERRED                TOTAL
                                                            ------------------     ------------------     -----------------

         U.S. federal                                 $             4,379,342            (1,945,000)             2,434,342
         State and local                                              150,000                      -               150,000

                                                            ------------------     ------------------     -----------------
         Total                                        $             4,529,342            (1,945,000)             2,584,342
                                                            ==================     ==================     =================

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



         Income tax expense differs from the amount computed by applying the U.S. federal statutory tax rate of 35% to income before income taxes as a result of the following:

         Computed "expected" tax expense                                          $          6,593,395
         State and local income taxes, net of federal income tax benefit
                                                                                                97,500
         S corporation income, taxable to shareholders                                      (2,197,798)
         Non-deductible expenses, net                                                           64,058
         Establishment of deferred tax asset at conversion                                  (1,800,000)
         Other, net                                                                           (172,813)

                                                                                      -----------------
         Total                                                                    $          2,584,342
                                                                                      =================

         The reconciliation of "expected" to actual pro forma provision for income taxes would have the same adjustments as above, excluding the adjustment for S corporation income taxable to shareholders and the adjustment for the change in tax status.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 are presented below.

         Deferred tax assets:

         Mortgage loans held for sale,  principally  due to adjustment to market
         value for tax purposes                                                   $        1,260,000
         Accrued liabilities,  principally due to estimated branch closing costs
         and investor reserves                                                             1,026,000
         Mortgages  held for  investment,  principally  due to the allowance for
         loan losses                                                                         225,000

                                                                                      ---------------
         Total deferred tax assets                                                $        2,511,000


         Deferred tax liabilities:

         Property and equipment, principally due to difference in depreciation
                                                                                  $          566,000

                                                                                      ---------------
         Total deferred tax liabilities                                                    (566,000)

                                                                                      ---------------
         Net deferred tax asset                                                   $        1,945,000
                                                                                      ===============

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

         deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

         As discussed in Note 1, the Company was an S corporation for federal income tax purposes from March 1, 1992 through May 5, 1998, and accordingly, no federal income tax expense has been provided for that period.

(12)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures About Fair Value of Financial Statements, requires disclosures of the fair value of certain financial instruments for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

         The following tables present the carrying amounts and fair value of financial instruments at December 31, 1997 and 1998:

                                                            DECEMBER 31, 1997                        DECEMBER 31, 1998
                                                    -----------------------------------    --------------------------------------
                                                       CARRYING              FAIR              CARRYING               FAIR
                                                        AMOUNT              VALUE               AMOUNT               VALUE
                                                    ---------------     ---------------    -----------------    -----------------

         Cash and cash equivalents             $      11,949,992          11,950,000            30,081,524           30,100,000

         Mortgage loans held for sale:
         Conventional prime                           74,475,694          75,500,000           124,958,218          126,700,000
         Sub-prime home equity                        37,896,640          39,900,000            30,030,473           31,100,000
         High-LTV second mortgages
                                                       8,971,480           9,700,000               642,421              650,000
         Mortgage loans held for
           investment                                    810,293             900,000             3,766,171            3,800,000
         Warehouse line of credit                     79,293,856          79,300,000            98,008,105           98,100,000
         Reverse repurchase agreement                 18,161,423          18,200,000            11,521,065           11,500,000
         Drafts payable                               21,875,184          21,900,000            44,021,087           44,000,000
         Notes payable                                 1,944,445           1,900,000                     0                    0
         Calls on U.S. Treasury
           securities                                     17,000              14,000                63,000               45,000
                                                    ===============     ===============    =================    =================

         Fair-value methods and assumptions for the Company's financial instruments are as follows:

         CASH AND CASH EQUIVALENTS
         The carrying amounts reported in the balance sheet for cash and cash equivalents reasonably approximate those assets' fair values.

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

         LOANS HELD FOR SALE AND LOANS HELD FOR INVESTMENT
         For mortgage loans held for sale and investment, fair value is estimated using quoted market prices for similar loans, adjusted for differences in loan characteristics, including credit quality. The carrying amount of accrued interest receivable of approximately $234,000 approximates the asset's fair value.

         BORROWINGS
         For borrowings, fair value is estimated based on the discounted value of contractual cash flows using interest rates currently in effect for similar maturities and collateral requirements. As all of the borrowings have variable interest rates that approximate current market interest rates for similar types of lines of credit and are due upon demand, the carrying amount of these borrowings approximates their estimated fair values.

         OFF-BALANCE-SHEET INSTRUMENTS
         The fair value of the calls on U.S. Treasury securities are based on quoted market prices for similar instruments.

         The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit approximated the book values at both December 31, 1997 and 1998.

         The Company had mandatory forward sales commitments for future delivery of FNMA and Freddie Mac securities of $82,535,000 and $222,135,600 as of December 31, 1997 and 1998, respectively. The Company's exposure to credit loss in the event of nonperformance by other parties to the mandatory sales commitments represents the difference between the contractual amount and the fair value of those agreements based on quoted market prices. The fair value of those agreements approximated the contractual amount as of December 31, 1998.

(13)     STOCK SPLIT

         On January 8, 1997, the Company effected a stock split of the Company's common shares on the basis of 1,118.31805 common shares for each common share formerly issued and outstanding. The financial statements and related disclosures have been retroactively adjusted to reflect this split.

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



(14)     LOAN FEES AND GAINS AND LOSSES ON THE SALE OF MORTGAGES

         Loans fees and gains and losses on the sale of mortgages for the years ended December 31, 1996, 1997, and 1998 were comprised of the following components:

                                                                       1996                1997                 1998
                                                                  ----------------    ----------------     ----------------

         Gain on loan sales                                   $       25,613,600          37,728,135           69,390,155
         Net loan origination fees                                     2,663,099           9,958,806           15,826,166
         Provision for premium recapture                                (317,262)           (602,632)            (815,198)
                                                                  ----------------    ----------------     ----------------

                                                              $       27,959,437          47,084,309           84,401,123
                                                                  ================    ================     ================

(15)     COMMITMENTS AND CONTINGENCIES

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are loan commitments to extend credit and puts and calls on U.S. Treasury securities. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the balance sheets.

         The Company's exposure to credit loss in the event of the nonperformance by the other party to the financial instruments for loan commitments to extend credit is represented by the contractual amounts of these instruments, while the risk of credit loss associated with the Company's puts and calls on U.S. Treasury securities is a small fraction of the notional amount of the instrument and is represented by the fair value of such instruments. The Company uses the same credit policies in making credit commitments as it does for on-balance-sheet loans.

         Financial instruments for loan commitments to extend credit whose contract amounts represent credit risk at December 31, 1997 and 1998 are as follows:

                                                           DECEMBER 31, 1997                         DECEMBER 31, 1998
                                                ------------------------------------      -------------------------------------
                                                    FIXED-             VARIABLE-              FIXED-              VARIABLE-
                                                     RATE                 RATE                 RATE                 RATE
                                                ---------------      ---------------      ----------------     ----------------

         Conventional prime loans          $       58,500,000           17,600,000          299,000,000           49,000,000
         Sub-prime loans                            4,600,000            3,600,000            8,000,000               31,000
         High-LTV loans                            12,300,000                   --              500,000                   --
                                                ---------------      ---------------      ----------------     ----------------

                                           $       75,400,000           21,200,000          307,500,000           49,031,000
                                                ===============      ===============      ================     ================

         Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

         The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Market risk may arise if interest rates move adversely subsequent to the extension of loan commitments.

         The Company held calls on U.S. Treasury securities in the notional amount of $9,000,000 as of December 31, 1998, to mitigate its interest rate risk on its conventional mortgage loan pipeline.

         The Company is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position.

(16)     SEGMENT REPORTING

         As discussed in Note 1, the Company adopted SFAS No. 131 in 1998. Also, as discussed in Note 1, the Company was comprised of three major operating divisions. The following table shows the contribution to revenues and expenses and the loan closings of each of the Company's divisions for the years ended December 31, 1997 and 1998. Other than loans, the Company's assets are not specifically allocated to its three operating divisions and therefore, not used by management for operating decisions with respect to the divisions. As a result, total assets by division are not presented.

                                                                    YEAR ENDED DECEMBER 31, 1997
                                                                           (IN THOUSANDS)
                                   -----------------------------------------------------------------------------------------------
                                       FRESH                                  SPECIALTY
                                       START            CONVENTIONAL           LENDING             OTHER              TOTAL
                                   --------------    -------------------    ---------------     -------------    -----------------
         Revenues               $       25,938.1               16,333.6            7,045.8           2,792.7             52,109.9
         Expenses                       15,898.7               10,358.1            3,754.7          10,683.1             40,694.5
                                   --------------    -------------------    ---------------     -------------    -----------------
         Net contribution       $       10,039.4                5,975.5            3,291.1         (7,890.4)             11,415.4
                                   ==============    ===================    ===============     =============    =================

         Loan closings          $        269,274                867,520             66,044            16,598            1,219,436
                                   ==============    ===================    ===============     =============    =================

                                   -----------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31, 1998
                                                                           (IN THOUSANDS)
                                   -----------------------------------------------------------------------------------------------
                                       FRESH                                  SPECIALTY
                                       START            CONVENTIONAL           LENDING             OTHER              TOTAL
                                   --------------    -------------------    ---------------     -------------    -----------------
         Revenues               $       38,097.6               43,166.8            6,692.3           1,805.5             89,762.2
         Expenses                       26,976.5               22,252.1            4,960.5          16,734.7             70,923.8
                                   --------------    -------------------    ---------------     -------------    -----------------
         Net contribution       $       11,121.1               20,914.7            1,731.8         (14,929.2)            18,838.4
                                   ==============    ===================    ===============     =============    =================

         Loan closings          $        373,955              1,872,025             55,841            52,120            2,353,941
                                   ==============    ===================    ===============     =============    =================
                                   -----------------------------------------------------------------------------------------------

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


         The Company was not managed according to segments during 1996; therefore, the Company is not presenting segment information for 1996.

         Included in other revenue and expenses is the government division and corporate overhead. During 1998, 64% of the non-conforming loan sales were to two investors. Also, 94% of the high LTV loan sales were to two investors.

(17)     BRANCH CLOSINGS

         Management's evaluation of the performance of certain retail branches during the fourth quarter of 1998 concluded that their continuing viability was questionable. The branches' performance was creating both operating losses and a "cash drain" on the resources of the Company. As of December 31, 1998 management committed to a plan to close nine Fresh Start stores. In 1998, the combined loss for the stores closed was $2.5 million, excluding the loss recognized for the closing of such stores.

         Management evaluated the impact of the store closings in determining the loss to be accrued. The accrual for such costs is included in accrued expenses and other liabilities in the accompanying December 31, 1998 balance sheet.

         The following is the schedule detailing the loss recognized and the costs accrued at December 31, 1998:

         Write-off of fixed assets to be disposed of or abandoned                       $  900,000
         Lease commitments                                                               1,000,000
         Severance pay                                                                     100,000
                                                                                        ----------
         Total                                                                          $2,000,000
                                                                                        ==========

         Approximately 80 loan officers, processors, closers and administrative employees are being terminated due to the store closings. The severance pay included in the loss recognized is for approximately 30 loan processors, closers and administrative employees that are employed at the stores that are being closed.

(18)     UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The pro forma information has been presented to show what the significant effects on the historical results of operations might have been had the Company not been treated as an S corporation for income tax purposes as of the beginning of the earliest period presented. The presentation of pro forma net income represents the historical results of operations adjusted to recognize federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation for all of the periods presented, using a pro forma combined federal and state income tax rate of approximately 35.0%.

         Pro forma basic earnings per share have been computed by dividing pro forma net income by the average shares assumed to be outstanding including the 3,499,500 shares sold by the Company in the Offering and the 330,000 shares sold by certain shareholders

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

         in the Offering (after exercising options to purchase those shares from the Company). Pro forma diluted earnings per share for the periods ending December 31, 1997 and 1998, have been computed by dividing pro forma net income by the 14,282,914 and 14,355,195, respectively, average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in the Offering and the 330,000 shares to be sold by certain existing shareholders in the Offering (after exercising options to purchase those shares from the Company) as well as the number of common stock equivalent shares assumed to be outstanding upon exercise of the Company's stock options existing as of December 31, 1998, using the treasury stock method and the $8.49 per share weighted average market price of the Company's common shares for the period ended December 31, 1998, as reported by The Nasdaq Stock Market.

(19)     QUARTERLY FINANCIAL INFORMATION - UNAUDITED

                                                                               QUARTER ENDED IN 1997
                                                                      ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    ----------------------------------------------------------------------------
                                                      MARCH 31          JUNE 30            SEPTEMBER 30          DECEMBER 31
                                                    -------------    --------------     -----------------     ------------------

         Selected operations data:
         Net interest margin                     $            405              453                829                   946
         Other revenues                                     7,908           10,928             13,785                16,856
         Net revenues                                       8,313           11,381             14,614                17,802
         Expenses                                           7,193            8,161             11,449                13,892
         Income before income taxes                         1,120            3,220              3,165                 3,910
         Net income                                         1,120            3,220              3,165                 3,910
         Pro forma net income                                 717            2,061              2,026                 2,501
         Pro forma basic net income per share
                                                             .05               .15                .15                   .19
         Pro forma EPS - diluted                             .05               .14                .14                   .18
         Cash dividends                                        -                 -                  -                     -

                                                                               QUARTER ENDED IN 1998
                                                                      ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    ----------------------------------------------------------------------------
                                                      MARCH 31          JUNE 30           SEPTEMBER 30           DECEMBER 31
                                                    -------------    --------------     ------------------    ------------------

         Selected operations data:               $
         Net interest margin                                1,247           1,111               1,342                 1,680
         Other revenues                                    17,673          20,984              21,762                23,963
         Net revenues                                      18,920          22,095              23,104                25,643
         Expenses,   excluding  loss  on  store
         closings                                          14,819          16,988              17,476                19,642
         Loss on store closings                                 -               -                   -                 2,000
         Income before income taxes                         4,101           5,107               5,628                 4,001
         Net income                                         4,101           4,934               4,127                 3,091
         Pro forma net income                               2,625           3,371               3,658                 2,601
         Pro forma basic net income per share
                                                             .19              .24                 .26                   .19
         Pro forma EPS - diluted                             .18              .23                 .25                   .18
         Cash dividends                                        -              .02                 .02                   .02

                           ROCK FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



         Based on the Company's favorable historical experience of actual prepayment recapture amounts paid as compared to amounts provided for such risks, the Company decreased its reserve, and increased its loan fees and gains on sale of mortgages, by approximately $200,000 in the fourth quarter of 1998. In addition, the Company reassessed the amount of direct origination costs being incurred on its conventional loan production, and increased the amount of costs being deferred on conventional loans held for sale at December 31, 1998 by approximately $100,000.

         Refer to Note 17 for details regarding the $2.0 million loss on store closings in the fourth quarter of 1998.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         PREVIOUSLY REPORTED.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 regarding executive officers of the Company is included in the Supplemental Item in Part I of this Report, and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding directors of the Company will be set forth under the caption "Election of Directors" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held May 25, 1999, and is incorporated in this Item 10 by reference. The information by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held May 25, 1999, and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 concerning executive compensation will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held May 25, 1999, and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions "Voting Securities and Principal Holders" and "Election of Directors" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held May 25, 1999, and is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 concerning certain relationships and related transactions will be set forth under the caption "Certain Transactions" or "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders scheduled to be held May 25, 1999, and is incorporated in this Item 13 by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements

                           The following financial statements of the Company are included in response to Item 8 of this Report:

                                    Independent Auditors' Report
                                    Balance Sheets - December 31, 1997 and 1998
                                    Statements of Income - Years Ended December 31, 1996, 1997
                                        and 1998
                                    Statements of Shareholders' Equity - Years Ended December 31,
                                        1996, 1997 and 1998
                                    Statements of Cash Flows - Years Ended December 31, 1996,
                                        1997 and 1998
                                    Notes to Financial Statements

                  (2)      Financial Statement Schedules

                           The schedules have been omitted because the information required to be submitted has been included in the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.

                  (3)      Exhibits

                           The Exhibits to this Report are as set forth in the "Index to Exhibits" immediately following the signature page of this report. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the "Index to Exhibits" with an asterisk before the exhibit number.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             ROCK FINANCIAL CORPORATION
                                                                       (Registrant)

Date:  March 22, 1999                                By:      /s/ DANIEL GILBERT
                                                        -----------------------------------------------------------
                                                              Daniel Gilbert
                                                              Its:     Chairman of the Board,  President  and Chief
                                                                       Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                          Title                                   Date
              ---------                                          -----                                   ----

/s/ DANIEL GILBERT                                 Chairman of the Board, President,                 March 22, 1999
------------------------------------
        Daniel Gilbert                           Chief Executive Officer and Director
                                                     (Principal Executive Officer)

/s/ FRANK E. PLENSKOFSKI                                Chief Financial Officer                      March 22, 1999
------------------------------------               (Principal Financial Officer and
     Frank E. Plenskofski                            Principal Accounting Officer)

/s/ GARY L. GILBERT
------------------------------------                            Director                             March 22, 1999
        Gary L. Gilbert

/s/ DAVID A. BRANDON
------------------------------------                            Director                             March 26, 1999
       David A. Brandon

/s/ DAVID KATZMAN
------------------------------------                            Director                             March 26, 1999
         David Katzman

/s/ ROBERT V. SCHECHTER
------------------------------------                            Director                             March 22, 1999
      Robert V. Schechter

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

3(i) Form of Restated Articles of Incorporation of Rock Financial Corporation, incorporated by reference to Exhibit 3(i) to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed February 25, 1998.
3(ii) Amended and Restated Bylaws of Rock Financial Corporation, incorporated by reference to Exhibit 3(ii) to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed February 25, 1998.
4.1 Specimen Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed April 14, 1998.
*10.1 Amended and Restated Rock Financial Corporation 1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed February 25, 1998.
*10.2 Form of Stock Option Agreement granted under the 1996 Stock Option Plan, incorporated by reference to Exhibit 10.1 to Rock Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
*10.3 Letter Agreement, dated as of April 10, 1998, between Rock Financial Corporation and Daniel Gilbert, incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed April 14, 1998.
*10.4 Letter Agreement, dated as of December 9, 1998, between Rock Financial Corporation and Frank Plenskofski.
*10.5 Employment Agreement, dated as of June 27, 1994, as amended as of December 28, 1996 and as of February 18, 1998, between Rock Financial Corporation and Steven M. Stone, incorporated by reference to Exhibit 10.6 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed February 25, 1998.
*10.6 Severance Agreement and Release, dated as of November 20, 1998, between Rock Financial Corporation and Steven Stone.
10.7 Second Amended and Restated Mortgage Warehousing Agreement, dated as of November 13, 1997, as amended January 30, 1998, among Rock Financial Corporation, the lenders named therein, and Comerica Bank, as agent, incorporated by reference to
                  Exhibit 10.6 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed February 25, 1998.
10.8 Amendment No. 2 to Second Amended and Restated Mortgage Warehousing Agreement, dated April 2, 1998, among Rock Financial Corporation, the lenders named therein, and Comerica Bank, as agent, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed April 14, 1998.

Exhibit           Description
-------           -----------

10.9 Amendment No. 3 to Second Amended and Restated Mortgage Warehousing Agreement, dated July 13, 1998, among Rock Financial Corporation, the lenders named therein, and Comerica Bank, as agent, incorporated by reference to Exhibit 10.1 to Rock Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.10 Amendment No. 4 to Second Amended and Restated Mortgage Warehousing Agreement, dated November 1998, among Rock Financial Corporation, the lenders named therein, and Comerica Bank, as agent, incorporated by reference to Exhibit 10.2 to Rock Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.11 Amendment No. 5 to Second Amended and Restated Mortgage Warehousing Agreement, dated as of January 25, 1999, among Rock Financial Corporation, the lenders named therein, and Comerica Bank, as agent.
10.12 Master Repurchase Agreement and Custody Agreement, dated as of March 26, 1997, between Rock Financial Corporation and Bear Stearns Home Equity Trust, incorporated by reference to
                  Exhibit 10.8 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed February 25, 1998.
10.13 Amendment No. 1 to Master Repurchase Agreement, dated as of March 26, 1998, and Letter Agreement, dated as of April 7, 1998, between Rock Financial Corporation and Bear Stearns Home Equity Trust, incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed April 14, 1998.
10.14 Letter Agreement, dated as of May 1, 1998, between Rock Financial Corporation and Bear Stearns Home Equity Trust, incorporated by reference to Exhibit 10.2 to Rock Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.15 Letter Agreement, dated as of March 12, 1999, between Rock Financial Corporation and Bear Stearns Home Equity Trust.
10.16 Form of Tax Indemnification Agreement among Rock Financial Corporation and the Existing Shareholders, incorporated by reference to Exhibit 10.10 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed February 25, 1998.
10.17 Form of Shareholders Agreement among Rock Financial Corporation and its shareholders before this Offering, incorporated by reference to Exhibit 10.11 to Rock Financial Corporation's Registration Statement on Form S-1 (file no. 333-46885) filed February 25, 1998.
10.18 Joint Venture Agreement, dated as of February 19, 1999, between Rock Financial Corporation and Michigan National Bank.
10.19 Operating Agreement of Rock Home Loans at Michigan National, dated as of February 19, 1999, between Rock Financial Corporation and Michigan National Bank.
21.1              Subsidiaries of the registrant
23.1              Consent of KPMG LLP.
27.1              Financial data schedule.