Form 10-Q
period 1999-03-31
ROCK FINANCIAL CORP/MI/
filed 1999-05-17
CIK 1055286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

                                       OR

| |        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission file number    000-23887

                           ROCK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                    38-2603955
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

       Number of common shares outstanding as of May 10, 1999: 14,776,254

                           ROCK FINANCIAL CORPORATION

                                Table of Contents

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I--FINANCIAL INFORMATION.....................................................................................3
         ITEM 1.  FINANCIAL STATEMENTS............................................................................3
                  BALANCE SHEETS..................................................................................3
                  STATEMENTS OF INCOME............................................................................4
                  STATEMENT OF SHAREHOLDERS'EQUITY................................................................5
                  STATEMENTS OF CASH FLOWS........................................................................6
                  NOTES TO FINANCIAL STATEMENTS...................................................................7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........11
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................26


PART II--OTHER INFORMATION.......................................................................................28
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................28


SIGNATURES.......................................................................................................29

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ROCK FINANCIAL CORPORATION
                                 BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999
                                   (UNAUDITED)

                                                                                December 31,          March 31,
                                                                                   1998                 1999
                                                                               -------------        -------------
ASSETS

Cash and cash equivalents...............................................         $30,081,524          $35,943,156
Mortgage loans held for sale............................................         155,631,112           79,035,216
Mortgage loans held for investment (net of allowance for
     losses of $634,851 and $1,194,900 at December 31,
     1998 and March 31, 1999, respectively).............................           3,766,171            3,370,224
Real estate owned.......................................................              49,989              222,989
Shareholders' advances..................................................             994,372                   --
Property and equipment (net of accumulated depreciation of
     $5,400,480 and $5,794,494 at December 31, 1998 and
     March 31, 1999, respectively)......................................          10,775,733            9,828,307
Deferred income taxes...................................................           1,945,000            1,500,000
Other assets............................................................           1,193,552            1,546,465
                                                                               -------------        -------------

Total assets............................................................        $204,437,453         $131,446,357
                                                                                ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Warehouse line of credit...........................................         $98,008,105          $33,277,161
     Reverse repurchase agreement.......................................          11,521,065            2,675,073
     Drafts payable.....................................................          44,021,087           40,654,912
     Accounts payable...................................................           4,680,275            4,200,574
     Accrued expenses and other liabilities.............................           8,171,773            6,878,692
                                                                                 -----------            ---------
         Total liabilities..............................................         166,402,305           87,686,412
                                                                                 -----------           ----------
Shareholders' equity:
     Common shares, $.01 par value. Authorized 50,000,000
         shares; issued and outstanding 13,590,500 shares
         and 14,302,770 shares at December 31, 1998 and
         March 31, 1999, respectively...................................             135,905              143,028
     Additional paid-in capital.........................................          26,297,782           29,632,435
     Retained earnings..................................................          11,601,461           13,984,482
                                                                                 -----------           ----------
         Total shareholders' equity.....................................          38,035,148           43,759,945
                                                                                 -----------           ----------

Total liabilities and shareholders' equity..............................        $204,437,453         $131,446,357
                                                                                ============         ============

                                                              Page 3 of 29 pages

                           ROCK FINANCIAL CORPORATION
                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (Unaudited)

                                                                                    For the Three-Month
                                                                                  Periods Ended March 31,
                                                                           --------------------------------------
                                                                              1998                       1999
                                                                           ------------                ----------
Revenue:
     Interest income................................................         $3,099,267                $3,026,124
     Interest expense...............................................          1,737,637                 1,418,938
                                                                             ----------              ------------
         Net interest margin........................................          1,361,630                 1,607,186
     Provision for credit losses....................................            114,470                   570,546
                                                                             ----------              ------------
         Net interest margin after provision for credit losses......          1,247,160                 1,036,640
     Loan fees and gains on sale of mortgages.......................         17,663,331                19,016,292
     Other income...................................................             10,420                    14,820
                                                                             ----------              ------------
                                                                             18,920,911                20,067,752
                                                                             ----------              ------------

Expenses:
     Salaries, commissions and employee benefits....................          8,494,324                 9,476,247
     General and administrative expenses............................          2,881,938                 3,423,360
     Marketing expenses.............................................          2,899,706                 2,374,294
     Depreciation and amortization..................................            542,655                   637,184
                                                                             ----------              ------------
                                                                             14,818,623                15,911,085
                                                                             ----------              ------------
     Income before income taxes.....................................          4,102,288                 4,156,667
     Income taxes...................................................                 --                 1,497,000
                                                                             ----------              ------------
         Net income.................................................         $4,102,288                $2,659,667
                                                                             ==========              ============

Pro forma information (note 5):
     Income before income taxes.....................................          4,102,288                        --
     Provision for pro forma income taxes...........................          1,476,824                        --
                                                                             ----------              ------------
     Pro forma net income...........................................         $2,625,464                $2,659,667
                                                                             ==========              ============

Earnings per share (1999)/pro forma earnings per share:
     Basic..........................................................             $0.19                     $0.19
                                                                                 =====                     =====
     Diluted........................................................             $0.18                     $0.18
                                                                                 =====                     =====

Dividends declared per share........................................             $  --                     $0.02
                                                                                 =====                     =====

Weighted average number of shares outstanding (1999)/
     pro forma weighted average number of
     shares outstanding:
     Basic..........................................................         13,829,500                13,790,537
                                                                             ==========              ============
     Diluted........................................................         14,911,994                14,795,713
                                                                             ==========              ============


                                                              Page 4 of 29 pages

                           ROCK FINANCIAL CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                                              ADDITIONAL                                   TOTAL
                                                            COMMON              PAID-IN             RETAINED           SHAREHOLDERS'
                                                            SHARES              CAPITAL             EARNINGS              EQUITY
                                                            --------          -----------          -----------          -----------
Balance January 1, 1999................................     $135,905          $26,297,782          $11,601,461          $38,035,148
Net income ............................................                                              2,659,667            2,659,667
Cash dividends ($.02 per share)........................                                               (276,646)            (276,646)
Tax benefit from the exercise of non-qualified
       stock options...................................                         1,200,000                                 1,200,000
Stock options exercised................................        7,123            2,134,653                                 2,141,776
                                                            --------          -----------          -----------          -----------
Balance March 31, 1999.................................     $143,028          $29,632,435          $13,984,482          $43,759,945
                                                            ========          ===========          ===========          ===========






                                                              Page 5 of 29 pages

                           ROCK FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

                                                                            For the Three-Month
                                                                          Periods Ended March 31,
                                                                      --------------------------------
                                                                           1998              1999
                                                                      -------------      -------------
Cash flows from operating activities:
     Net income ..............................................        $   4,102,288      $   2,659,667
                                                                      -------------      -------------
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization .......................              542,655            637,184
         Provision for credit losses .........................              114,470            570,546
         Mortgage loans held for sale - originations .........         (459,741,771)      (605,589,469)
         Mortgage loans held for sale - sales ................          457,879,559        682,185,365
         Change in assets and liabilities:
              Deferred income taxes ..........................                 --              445,000
              Other assets ...................................             (336,374)          (352,913)
              Drafts payable .................................           13,514,497         (3,366,175)
              Accounts payable ...............................              921,007           (479,701)
              Accrued expenses and other liabilities .........            1,004,874           (419,400)
                                                                      -------------      -------------
                  Total adjustments ..........................           13,898,917         73,630,437
                                                                      -------------      -------------
                  Net cash provided by operating activities...           18,001,205         76,290,104
                                                                      -------------      -------------
Cash flows provided by (used in) investing activities:
     Net increase in real estate owned and loans
         held for investment .................................             (553,504)          (347,599)
     Purchase of property and equipment ......................           (2,403,876)          (563,438)
     Repayments of shareholders' advances ....................                 --              994,372
                                                                      -------------      -------------
              Net cash provided by (used in)
                  investing activities .......................           (2,937,380)            83,335
                                                                      -------------      -------------
Cash flows from financing activities:
     Net payments under warehouse line of credit .............          (10,548,139)       (64,730,944)
     Net payments under reverse repurchase agreement .........          (13,451,056)        (8,845,993)
     Net payments under notes payable ........................              (16,667)              --
     Proceeds from exercised options .........................                 --            3,341,776
     Cash dividends ..........................................                 --             (276,646)
                                                                      -------------      -------------
                  Net cash used in financing activities ......          (24,015,862)       (70,511,807)
                                                                      -------------      -------------
Net increase (decrease) in cash and cash equivalents .........           (8,952,037)         5,861,632
Cash and cash equivalents, beginning of period ...............           11,946,992         30,081,524
                                                                      -------------      -------------
Cash and cash equivalents, end of period .....................        $   2,994,955      $  35,943,156
                                                                      =============      =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ................        $   1,651,630      $   1,926,564
                                                                      =============      =============
     Transfers of loans from held for sale to held
         for investment ......................................        $     478,085      $     164,102
                                                                      =============      =============
     Transfers of loans from held for investment to
         real estate owned ...................................        $      45,880      $     173,000
                                                                      =============      =============


                                                              Page 6 of 29 pages

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

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes to such financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K (file no. 000-23887) for the year ended December 31, 1998.

2.       MORTGAGE LOANS HELD FOR SALE AND HELD FOR INVESTMENT:

         The following summarizes mortgage loans held for sale by type at December 31, 1998 and March 31, 1999:

                                           December 31,      March 31,
                                               1998             1999
                                           ------------     ------------
Prime loans held for sale ............     $124,182,099     $ 65,102,261
Sub-prime loans held for sale ........       30,542,410       13,853,927
High LTV loans held for sale .........          671,748               --
                                           ------------     ------------
                                            155,396,257       78,956,188
Net deferred loan origination costs...          234,855           79,028
                                           ------------     ------------
    Mortgage loans held for sale .....     $155,631,112     $ 79,035,216
                                           ============     ============

         Included in mortgage loans held for investment at December 31, 1998 and March 31, 1999 is an allowance for credit losses of $634,851, and $1,194,900, respectively. The activity for the three months ended March 31, 1999 includes a provision of $570,546 offset by charge-offs of $10,497. The activity for the year ended December 31, 1998 includes a provision of $567,738 offset by charge-offs of $202,888.

                                                              Page 7 of 29 pages

         As of December 31, 1998 and March 31, 1999, there were no loans held for sale that were greater than 90 days past due. As of December 31, 1998 and March 31, 1999, there were approximately $753,000 and $1,214,000, respectively, of loans held for investment that were greater than 90 days past due, the vast majority of which is sub-prime loans.


3.       RELATED PARTY TRANSACTIONS:

         The Company's short-term advances to certain shareholders were repaid in full on March 31, 1999.

4.       EARNINGS PER SHARE:

         Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and common share equivalents during the period.

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

         Pro forma basic earnings per share for the period ended March 31, 1998 have been computed by dividing pro forma net income by the 13,829,500 average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in its initial public offering and the 330,000 shares sold by certain existing shareholders in its initial public offering (after exercising options to purchase those shares from the Company). Pro forma diluted earnings per share for the period ended March 31, 1998 have been computed by dividing pro forma net income by the 14,911,994 average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in its initial public offering and the 330,000 shares sold by certain existing shareholders in its initial public offering (after exercising options to purchase those shares from the Company) as well as the number of common stock equivalent shares assumed to be outstanding upon exercise of the Company's stock options existing as of March 31, 1998, using the treasury stock method and the $10.00 initial public offering price for the period ended March 31, 1998.


                                                              Page 8 of 29 pages

6.       SEGMENT REPORTING :

         The Company adopted SFAS No. 131 in 1998 and was comprised of three major operating divisions in 1998 and in the first quarter of 1999. The following table shows the contribution to revenues and expenses and the loan closings of each of the Company's divisions for the three months periods ended March 31, 1998 and March 31, 1999. Other than loans, the Company's assets are not specifically allocated to its three operating divisions and therefore, not used by management for operating decisions with respect to the divisions. As a result, total assets by division are not presented.

                                     THREE MONTHS ENDED MARCH 31, 1998
                                                (IN THOUSANDS)
                     ------------------------------------------------------------------
                        FRESH                    SPECIALTY
                        START      CONVENTIONAL   LENDING      OTHER          TOTAL
                     -----------   ------------  ---------  ------------    ------------
Revenues .......     $   9,256.1   $  6,663.1   $   2,753.8   $    362.3   $   19,035.3
Expenses .......         5,903.4      3,807.2       1,841.1      3,381.4       14,933.1
                     -----------   ------------ ----------- ------------   ------------
Net contribution     $   3,352.7   $  2,855.9   $     912.7   $ (3,019.1)  $    4,102.2
                     ===========   ============ =========== ============   ============

Loan closings ..     $  80,495     $368,234     $  23,203     $  9,090     $  481,022
                     ===========   ============ =========== ============   ============
                     ------------------------------------------------------------------


                                     THREE MONTHS ENDED MARCH 31, 1999
                                                (IN THOUSANDS)
                     ------------------------------------------------------------------
                        FRESH                    SPECIALTY
                        START      CONVENTIONAL   LENDING      OTHER          TOTAL
                     -----------   ------------   -------   -----------    ------------
Revenues ..........  $   6,035.2   $   13,452.0 $    62.4   $   1,088.7    $   20,638.3
Expenses ..........      4,600.2        7,039.3       1.3       4,840.8        16,481.6
                     -----------   ------------ ---------   -----------    ------------
Net contribution...  $   1,435.0   $    6,412.7 $    61.1   $  (3,752.1)   $    4,156.7
                     ===========   ============ =========   ===========    ============

Loan closings .....  $  55,005     $  495,311   $     0     $  23,857      $  574,173
                     ===========   ============ =========   ===========    ============
                     ------------------------------------------------------------------

         Included in other revenue and expenses is the government division and corporate overhead.

         Before April 1, 1999, the Company operated through divisions based on the major products it offered. As of April 1, 1999, the Company changed the way it manages its business based on the distribution channels for its loan products: the Web/Call Center division, the Branch network and the Strategic Alliance Program. Beginning with the three months ending June 30, 1999, the Company's results will be presented based on the newly defined divisions, with comparable results for prior periods.


                                                              Page 9 of 29 pages

7.       BRANCH CLOSINGS

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

              The following table sets forth the accrued loss on store closings and the related subsequent activity during the quarter ended March 31, 1999:

                                                       PROVISION              COSTS               RESERVE AT
         ITEM                                          RECORDED             INCURRED            MARCH 31, 1999
         ----                                      ------------------   ------------------    -----------------
         Write off of fixed assets..............   $        900,000     $        873,680      $          26,320
         Lease commitments......................          1,000,000                  309                999,691
         Severance pay..........................            100,000               98,514                  1,486
                                                   ----------------     ----------------      -----------------
             Total..............................   $      2,000,000     $        972,503      $       1,027,497
                                                   ================     ================      =================

The remaining reserve is expected to be utilized over the remaining life of the lease obligations and/or lease termination payments.

8.       SUBSEQUENT EVENTS

         The Company signed a lease in April 1999 for a 110,000 square foot facility that will house its new 400-seat Web/Call Center, including room for approximately 200 loan officers, and its National Support Center. The new facility will more than triple the size of the Company's current Web/Call Center, which is nearing capacity. The move is expected to take place in October 1999. The Company estimates that the move will cost it approximately $5.5 million between equipment, new technology, leasehold improvements and moving costs and accelerated depreciation in the second and third quarters of 1999, $3.5 million of which the Company expects to capitalize, and that the new larger facility will increase operating expenses by approximately $125,000 to $150,000 a month.


                                                             Page 10 of 29 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         With the exception of historical information, some of the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. The words and phrases "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue," "predict," and similar expressions identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events in financial performance, but are subject to many risks, uncertainties and factors relating to our operations and business environment which may cause our actual results to differ materially from historical results or any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors described under the caption "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 (file no. 333-46885) filed April 30, 1998 and elsewhere in this Report.

GENERAL

         We are a technology and service driven retail mortgage banking company that markets conventional, government-insured, and sub-prime mortgage loans and home equity lines of credit directly to consumers through the Internet (www.RockLoans.com), our call center, 17 retail branches and our strategic alliance program. We believe we are developing a growing brand identity, built upon our technology, service, people and marketing. We believe we are unlike most mortgage companies and loan middlemen that have Web sites on the Internet. We process, underwrite and close the loan ourselves without referring the customer to another company to perform these services and without charging additional brokerage fees to our customers. We seek to provide "world class" service to our customers, thereby encouraging them to return for future loans and refer others to us for loans. We also focus on recruiting, developing and motivating talented people to implement our business strategies. As of May 10, 1999, we had 729 employees, including 274 loan officers.

         Until April 1, 1999, we operated through three major divisions based on the major products we offered. Through our Conventional Mortgage Lending division, we have originated Conventional Loans since our inception in 1985. Through our Fresh Start division, created in 1994, we have also originated Sub-Prime Loans. Through our Specialty Lending division, which commenced these operations in March 1997, we originated High LTV Loans. We decided, in the third quarter of 1998, to stop originating High LTV Loans because there were fewer buyers of these loans and because we wanted to shift our resources to take advantage of the high demand for Conventional Loans. We will continue to evaluate the High LTV marketplace and do not currently plan to begin originating High LTV Loans again unless and until the market for these loans changes. In addition to our major divisions, we further increased our government-insured lending operations in 1998, primarily making mortgage loans that meet the underwriting standards for Federal Housing Administration ("FHA") insurance.

                                                             Page 11 of 29 pages

         As of April 1, 1999, we changed the way we manage our business, based on the major distribution channels for our loan products: the Web/Call Center division, the Branch network and the Strategic Alliance Program. Our Web/Call Center division markets loans on-line through our Internet Web site, RockLoans.com, which began originating loans in January 1999. Our Web/Call Center division also markets loans through our call center located in our National Support Center in Bingham Farms, Michigan. Our Branch network markets loans through our network of 17 retail loan origination branches. Our Strategic Alliance Program currently consists of one joint venture, a 70%-owned limited liability company that originates residential mortgage products to Michigan National Bank's customers through Michigan National Bank's 192 financial centers, a call center and over the Internet. Michigan National Bank has approximately 450,000 customers and owns the other 30% of the joint venture. The joint venture began business in April 1999.

         We expect 1999 to be a transition year for us, as we move from a brick and mortar branch operation to one more based on Internet, Call Center and Strategic Alliance mortgage lending channels. We expect that this transition will adversely affect our short-term earnings. We believe that technology is changing the way mortgages are originated. Consequently, we began to concentrate more of our resources and marketing efforts on originating mortgages through two new distribution channels, the Internet and our Strategic Alliance Program.

         In the first quarter of 1999, margins on our Conventional Loans as well as our Sub-Prime Loans declined slightly from fourth quarter 1998 levels. Margins on our Conventional Loans as well as the volumes of our Conventional Loan and Sub-Prime Loan originations have further declined so far in the second quarter of 1999 from the first quarter levels. The declines are primarily due to higher interest rates, lower refinancing loan volumes and our closing of 10 branches and one marketing center in 1999. We expect these trends to continue in the second quarter and our second quarter earnings to be substantially below our first quarter earnings. However, we expect our Internet (www.RockLoans.com), Michigan National Bank strategic alliance and government-insured lending business to grow substantially.

         We also plan to make several moves that are intended to further our long-term business and our transition from a brick and mortar branch operation to one more based on Internet, Call Center and Strategic Alliance mortgage lending channels. We expect that this transition will adversely affect our short-term earnings. We have signed a lease for a 110,000 square foot facility that will house our new 400-seat Web/Call Center, including room for approximately 200 loan officers, and our National Support Center. The new facility will more than triple the size of our current Web/Call Center, which is nearing capacity. The move is expected to take place in October 1999. We estimate that the move will cost us approximately $5.5 million between equipment, new technology, leasehold improvements and moving costs and accelerated depreciation in the second and third quarters of 1999, $3.5 million of which we expect to capitalize, and that the new larger facility will increase our operating expenses by approximately $125,000 to $150,000 a month.

                                                             Page 12 of 29 pages

         We also plan to launch a national advertising campaign in the third and fourth quarter of 1999 to increase recognition for our "Rock Financial" and "RockLoans.com" brand names. We expect this multi-million dollar effort to include national television, radio and print advertising and, potentially, on-line business development transactions with high traffic Web sites. We expect this advertising campaign to increase incrementally as our processing and closing infrastructure, capable of handling the expected loan volume increase from this campaign, including the new Web/Call Center, is developed. Each of the events described above, however, is expected to have an adverse effect on our earnings, in the short-term.

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES

         Simultaneously with the closing of our initial public offering on May 6, 1998 (the "Offering"), we ceased to be taxed as an S corporation under the Internal Revenue Code. In connection with the termination of our S corporation status, we paid an estimate of our income taxed or taxable to our shareholders while we were an S Corporation, but not yet distributed to them ("Shareholder Distribution Amount") out of the net proceeds of the Offering to our shareholders existing immediately before the closing of the Offering (the "Existing Shareholders"). The estimated Shareholder Distribution Amount, including the approximately $5.4 million tax distribution to the Existing Shareholders on April 10, 1998, was approximately $25.0 million. Based upon the final results of 1998, the Existing Shareholders were required to pay us approximately $800,000, representing the excess of amounts disbursed in May 1998 over the year-end estimate of the taxable income allocable to the Existing Shareholders. The amount due to us was paid in full as of March 31, 1999.

         As an S corporation, our income, whether or not distributed, was taxed at the shareholder level for federal and state tax purposes. When we terminated our S corporation status, we became subject to federal and state income taxation and we recorded a $1.8 million deferred tax asset on our balance sheet along with a current income tax liability of $0.9 million as of May 6, 1998. The amount of the deferred tax asset is based on timing differences between tax and book accounting relating principally to marking loans to market for tax purposes. The pro forma provision for income taxes in the statements of income are intended to show results as if we had been subject to federal and state taxation at the tax rates effective for the periods presented.

                                                             Page 13 of 29 pages

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999
         VERSUS THREE MONTHS ENDED MARCH 31, 1998

         The following table sets forth our revenues, expenses and pre-tax income for the three months ended March 31, 1998 and 1999:

                                                                     Three Months Ended March 31,
                                                                  1998                      1999
                                                              ------------              -------------
                                                                          (In thousands)
         Total revenue...............................         $     18,921              $     20,068
         Total expenses..............................              (14,819)                  (15,911)
                                                              ------------              -------------
         Pre-tax income..............................         $      4,102              $      4,157
                                                              ============              ============

         Our total revenues increased from $18.9 million in the first quarter of 1998 to $20.1 million in the first quarter of 1999, an increase of $1.2 million, or 6.1%. The increase in revenues is primarily due to the following:

   - an increase of $251.0 million, or 74.9%, in the volume of Conventional Loans we sold in the first quarter of 1999 compared to the first quarter of 1998;
   - an increase of $14.9 million, or 189.6%, in the volume of government-insured loans we sold in the first quarter of 1999 compared to the first quarter of 1998;
   - a 23.8% increase in margins earned on loan fees and gains on sale of Conventional Loans in the first quarter of 1999 compared to the first quarter of 1998; and
   - an 8.8% increase in margins earned on loan fees and gain on sale of government-insured loans in the first quarter of 1999 compared to the first quarter of 1998;

 partially offset by the following:

   - a decrease of $24.2 million, or 97.9%, in the volume of High LTV Loans we sold in the first quarter of 1999 compared to the first quarter of 1998;
   - a decrease of $17.5 million, or 19.4%, in the volume of Sub-Prime Loans we sold in the first quarter of 1999 compared to the first quarter of 1998;
   - a 23.4% decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans in the first quarter of 1999 compared to the first quarter of 1998.

         In the first quarter of 1999, margins on our Conventional Loans as well as our Sub Prime Loans declined slightly from the fourth quarter 1998 levels. Margins on our Conventional Loans as well as the volumes of our Conventional Loan and Sub-Prime Loan originations have further declined so far in the second quarter of 1999 from the first quarter levels. The declines are primarily due to higher interest rates, lower refinancing loan volumes and our closing of 10 branches and one marketing center in 1999. We expect these trends to continue in the second quarter and our second quarter earnings to be substantially below our first quarter earnings. However, we expect our Internet


                                                             Page 14 of 29 pages

(www.RockLoans.com), Michigan National Bank strategic alliance and government-insured lending business to grow substantially.

         During the first quarter of 1999, we disbursed $605.6 million of loans, an increase of $145.9 million, or 31.7%, from the $459.7 million of loans disbursed in the first quarter of 1998. Our loans held for sale decreased by $76.6 million in the first quarter of 1999, compared to an increase of $1.9 million in the first quarter of 1998. The decrease, which had a significant positive effect on our profitability, was due to our selling $682.2 million in loans while closing $605.6 million in loans in the first quarter of 1999. The decrease in loans held for sale in the first quarter of 1999 included decreases of $59.1 million in Conventional Loans and government-insured loans, $16.7 million in Sub-Prime Loans and $0.7 million in High LTV Loans. The increase in loans held for sale in the first quarter of 1998 included an increase of $17.8 million in Conventional Loans, partially offset by decreases of $14.7 million in Sub-Prime Loans and $1.4 million in High LTV Loans.

         Total expenses increased from $14.8 million in the first quarter of 1998 to $15.9 million in the first quarter of 1999, an increase of $1.1 million, or 7.4%, primarily due to increased commissions and increases in general and administrative expenses that fluctuate with increases in volumes of loans closed and numbers of employees, partially offset by reduced marketing and advertising expenses, partly as a result of closing nine branches and a marketing center in the first quarter of 1999.

         The following table sets forth information regarding the components of our revenues for the three months ended March 31, 1998 and 1999:

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                ----------------------------
                                                                                 1998                 1999
                                                                                -------              -------
                                                                                       (In thousands)
Interest income........................................................          $3,099               $3,026
Interest expense.......................................................          (1,738)              (1,419)
                                                                                -------              -------
     Net interest margin...............................................           1,361                1,607
Provision for credit losses............................................            (114)                (570)
                                                                                -------              -------
     Net interest margin after provision for credit losses.............           1,247                1,037
Loan fees and gains on sale of mortgages...............................          17,663               19,016
Other income...........................................................              10                   15
                                                                                -------              -------
     Total revenue.....................................................         $18,920              $20,068
                                                                                =======              =======

         Net interest margin before provision for credit losses increased from $1.4 million in the first quarter of 1998 to $1.6 million in the first quarter of 1999, an increase of $0.2 million, or 18.0%. The increase was primarily due to the following:

         - an increase in the portion of loans sold on a "bulk" or assignment of trade basis, rather than on a "flow" basis, resulting in an increase in the length of time loans were held before sale, which allowed us to take advantage of the positive net interest margin;

                                                             Page 15 of 29 pages

         - a decrease in the weighted average interest rates charged on our borrowing facilities, from 7.00% in the first quarter of 1998 to 6.10% in the first quarter of 1999; and
         - our increased use of cash generated from operations and our initial public offering to fund our loans.

         In the remainder of 1999, we intend to hold our loans for a shorter period of time before selling them, which we expect will significantly decrease our net interest margin.

         Buyers of our loans may require us to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. In addition, the longer we hold our loans, the higher our risk of delinquencies and resulting foreclosure losses. To compensate for those risks we recorded a provision for credit losses of approximately $114,000 in the first quarter of 1998 and recorded a provision for credit losses of approximately $571,000 in the first quarter of 1999, partly for future repurchase or substitution requirements relating to loans sold before March 31, 1998 and 1999, respectively, and credit risk for loans held for sale and investment. The increase was primarily due to the significant increase in the volume of loans held for investment that were past due. During the fourth quarter of 1998 and the first quarter of 1999, the secondary market Sub-Prime Loan buyers changed their underwriting standards, making it more difficult for us to sell our loans. As a result, we held these loans for a longer period of time than normal, more of them became delinquent and we transferred the delinquent loans from loans held for sale to loans held for investment. We have reserved approximately half of the amount of these remaining delinquent loans as of March 31, 1999. In the second quarter of 1999, we entered into an agreement with a loan buyer for our Sub-Prime Loans and we are now underwriting our loans to that buyer's standards. During the first quarters of 1998 and 1999, two loans and one loan, respectively, were reclassified as real estate owned, resulting in charges of approximately $1,000 and $11,000, respectively, against the reserve.

         Loan fees and gains on sale of mortgages increased from $17.7 million in the first quarter of 1998 to $19.0 million in the first quarter of 1999, an increase of $1.3 million, or 7.7%. This increase is primarily due to the increase in sales of loans described above along with the changes in the margins earned on loan fees and gains on sale of loans described above. See "Segment Analysis" for a description of changes in sales volume. The increase in margins earned on loan fees and gains on sale of Conventional Loans and government-insured loans, when comparing the first quarter of 1999 to the first quarter of 1998, was primarily the result of a favorable interest rate environment, which reduced the need for rate competitiveness, along with changes in sales methods. In the second quarter of 1999, margins earned on loan fees and gains on sale of Conventional Loans have declined so far because of an increase in interest rates and an increased need for rate competitiveness. We also expect that Conventional Loan closings will decline in the second quarter of 1999 compared to the first quarter of 1999 due, in part, to increases in mortgage interest rates in 1999. The decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans was due to the turmoil in the industry, which created a surplus of Sub-Prime Loans available for sale thereby driving

                                                             Page 16 of 29 pages
down the prices of these loans. We expect both loan closings and revenue to decline from Sub-Prime Loans in the second quarter of 1999, principally due to the branch closings in the first quarter of 1999.

         The increase in loan fees and gains on sale of mortgages was partially offset by an increase in our recapture reserve in the first quarter of 1999. Some Sub-Prime Loan sales require us to return a portion of the premium we received on the sale of the loan if the loan is prepaid by the customer within the first year after sale. We record a provision for this risk separate from the provision for credit losses based on our evaluation of the terms of our sale contracts and our assumptions concerning prepayments. We increased our reserve, and decreased our loan fees and gains on sale of mortgages, by approximately $.01 million, for this risk in the first quarter of 1999, compared to an increase of approximately $0.2 million, in the first quarter of 1998.

         The following table sets forth information regarding the components of our expenses for the three months ended March 31, 1998 and 1999:

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                ----------------------------
                                                                                 1998                 1999
                                                                                -------              -------
                                                                                       (In thousands)
Salaries, commissions and employee benefits............................          $8,494               $9,476
General and administrative expenses....................................           2,882                3,424
Marketing expenses.....................................................           2,900                2,374
Depreciation and amortization..........................................             543                  637
                                                                                -------              -------
     Total expenses....................................................         $14,819              $15,911
                                                                                =======              =======

         Salaries, commissions and employee benefits increased from $8.5 million in the first quarter of 1998 to $9.5 million in the first quarter of 1999, an increase of $1.0 million, or 11.6%. The increase was primarily attributable to higher commissions due to increased closings and increased compensation for new management team members, partially offset by an increase in the portion of Conventional Loans originated, which have lower commission rates than our other products. These expenses are expected to continue to increase in 1999 in connection with our expansion of existing operations, along with our continued development of our Internet presence and strategic alliance.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $2.9 million in the first quarter of 1998 to $3.4 million in the first quarter of 1999, an increase of $0.5 million, or 18.8%. The increase was primarily attributable to an increase in occupancy expenses, office expenses, and automobile and delivery expenses and expenses related to technology, support and other personnel hired in connection with our new Web site. These expenses are expected to vary according to the volume of loan closings in 1999, except

                                                             Page 17 of 29 pages
for occupancy expenses, which are expected to increase in connection with our move to a new Web/Call Center and National Support Center, which management expects to occur in the fourth quarter of 1999.

         Marketing expenses decreased from $2.9 million in the first quarter of 1998 to $2.4 million in the first quarter of 1999, a decrease of $0.5 million, or 18.1%. The decrease was primarily attributable to our closing nine branches and one marketing center in the first quarter of 1999 and our discontinued origination of High LTV Loans in the third quarter of 1998. We expect these expenses to increase later in 1999 in connection with the expansion of existing operations, along with the continuation of development of our Internet presence and strategic alliances.

         Depreciation and amortization expenses increased from $0.5 million in the first quarter of 1998 to $0.6 million in the first quarter of 1999, an increase of $0.1 million, or 17.4%. The increase was primarily attributable to our purchases of additional equipment and leasehold improvements during 1998 and 1999 for our new Web center and existing branches. The expenses are expected to continue to increase in 1999 as a result of the expansion of existing operations, expansion of our Web center, and the relocation of our Web/Call Center and National Support Center.

         We did not have any income taxes due to earnings for the first quarter of 1998 due to our S corporation status at that time. We recognized income tax expense of approximately $1.5 million for the quarter ended March 31, 1999 as a result of our conversion to a C corporation in 1998.

SEGMENT ANALYSIS

         Our recent growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of our growth, historical earnings and other financial statistics may be of little relevance in predicting future performance. Additionally, the sensitivity of Conventional Loans to interest rates and the effect of interest rates on the volume of loan production and margins will affect period to period comparisons.

         We expect segment contributions to vary from period to period. In order to demonstrate the effect that varying factors have on loan production, revenue and profits, we have elected to show the results of our former divisions. As described above, effective April 1, 1999, we changed the way we manage our business from a product line basis to a distribution channel basis. The following table shows the contribution to revenues and expenses and the loan closings of each of our former divisions for the three months ended March 31, 1998 and 1999:


                                                             Page 18 of 29 pages

                                   Three Months Ended March 31,
                                   ----------------------------
                                       1998            1999
                                   ------------    ------------
                                           (In thousands)
CONVENTIONAL MORTGAGE LENDING:
  Revenue ....................     $    6,663.1    $   13,452.0
  Expenses ...................         (3,807.2)       (7,039.3)
                                   ------------    ------------
    Division contribution ....          2,855.9         6,412.7
                                   ------------    ------------

FRESH START:
  Revenue ....................          9,256.1         6,035.2
  Expenses ...................         (5,903.4)       (4,600.2)
                                   ------------    ------------
    Division contribution ....          3,352.7         1,435.0
                                   ------------    ------------

SPECIALTY LENDING:
  Revenue ....................          2,753.8            62.4
  Expenses ...................         (1,841.1)           (1.3)
                                   ------------    ------------
    Division contribution ....            912.7            61.1
                                   ------------    ------------

OTHER REVENUE ................            362.3         1,088.7
OTHER EXPENSES ...............         (3,381.4)       (4,840.8)
                                   ------------    ------------
  PRE-TAX INCOME .............          4,102.2         4,156.7
INCOME TAXES .................             --           1,497.0
                                   ------------    ------------
NET INCOME ...................          4,102.2         2,659.7

PROVISION FOR PROFORMA
  INCOME TAX .................          1,476.8            --
                                   ------------    ------------
PROFORMA NET INCOME ..........     $    2,625.4    $    2,659.7
                                   ============    ============

LOAN CLOSINGS:
 Conventional Mortgage
    Lending ..................     $    368,234   $     495,311
 Fresh Start .................           80,495          55,005
 Specialty Lending ...........           23,203              --
 Other .......................            9,090          23,857
                                   ------------   -------------
    Total Loan Closings ......     $    481,022   $     574,173
                                   ============   =============


THREE MONTHS ENDED MARCH 31, 1999
         VERSUS THREE MONTHS ENDED MARCH 31, 1998

         Although revenues increased in the first quarter of 1999 compared to the first quarter of 1998, the contribution by segment differed from quarter to quarter. In the first quarter of 1999, the Conventional Mortgage Lending division contributed $13.5 million, or 65.2%, of
                                                             Page 19 of 29 pages
revenues, compared to $6.7 million, or 35.2%, in the first quarter of 1998. The Fresh Start division contributed $6.0 million, or 29.2%, of revenues in the first quarter of 1999, compared to $9.3 million, or 49.0%, in the first quarter of 1998. The Specialty Lending division contributed $.06 million, or 0.3%, of revenues in the first quarter of 1999, compared to $2.8 million, or 14.6%, of revenues in the first quarter of 1998.

         CONVENTIONAL MORTGAGE LENDING: The Conventional Mortgage Lending division generated $13.5 million in revenue in the first quarter of 1999 versus $6.7 million of revenue in the first quarter of 1998. The 101.9% increase in revenue is mainly attributable to a 74.9% increase in sales of Conventional Loans in the first quarter of 1999 compared to the first quarter of 1998, and a 23.8% increase in the margins earned on loan fees and gains on sale of Conventional Loans in the first quarter of 1999 compared to the first quarter of 1998. The greater loan sales are primarily attributable to the following:

         - an increase in Conventional Loan closings as a result of a more favorable interest rate environment, which caused a significant increase in loan refinancings;
         - the sale of $63.5 million more Conventional Loans in the first quarter of 1999 than were disbursed, compared to $19.5 million fewer in the first quarter of 1998;
         - the significant efficiencies gained through the implementation of automated underwriting systems and other technology; and
         - the maturation of the additional branches opened during the second and third quarters of 1998.

         We believe that an increase in interest rates or a prolonged period of consistently low interest rates could reduce the volume of Conventional Loans closed by the division as a result of a decrease in refinancing of existing mortgages by consumers. See "Results of Operations" for a description of changes in margins. We expect that loan closings will decline in the second quarter of 1999 due, in part, to increases in mortgage interest rates in 1999, which may cause revenues and/or period-end inventory to be less than those of the first quarter of 1999.

         Direct expenses of the Conventional Mortgage Lending division were $7.0 million on closings of $495.3 million (1.4%) in the first quarter of 1999 compared to $3.8 million on closings of $368.2 million (1.0%) in the first quarter of 1998. The 84.9% increase in expenses is primarily attributable to the 34.5% increase in the volume of closed Conventional Loans and marketing and occupancy expenses associated with our Web/Call Center.

         FRESH START: The Fresh Start division generated $6.0 million in revenue in the first quarter of 1999 versus $9.3 million of revenue in the first quarter of 1998. The 34.8% decrease in revenue is mainly attributable to a 23.4% decrease in margins earned on loan fees and gain on sale of Sub-Prime Loans in the first quarter of 1999 and a 19.4% decrease in sales of Sub-Prime Loans in the first quarter of 1999 compared to the first quarter of 1998. The lower loan sales are primarily attributable to a 31.7% decrease in Sub-Prime Loan closings as a result of our decision to shift some of our resources to handle the higher demand for Conventional Loans and government-insured loans and our closing of nine of our unprofitable branches in the first quarter of 1999. Also, branches that were open before January 1, 1998 and remained open through March 31, 1999 closed an average of $31.4 million of Sub-Prime Loans during the first quarter of 1999 compared to $52.8 million in the first quarter of 1998. These decreases were partially offset by our sale of $16.7 million more Sub-Prime loans in the first quarter of 1999 than were disbursed, compared to $13.6 million in the first quarter of 1998. Due to the branch closings in the first and second


                                                             Page 20 of 29 pages
quarters of 1999, we expect both closings and revenues from Sub-Prime Loans to decline in the second quarter of 1999. See "Results of Operations" for changes in margins.

         Direct expenses of the Fresh Start division were $4.6 million on closings of $55.0 million (8.4%) in the first quarter of 1999 compared to $5.9 million on closings of $80.5 million (7.3%) in the first quarter of 1998. We believe that the increase in expenses as a percentage of closings is primarily due to the effect of the decreased volume of closings on fixed costs. These increases were partially offset by a lack of new branch expenses in the first quarter of 1999, compared to significant new branch expenses in the first quarter of 1998. The new branch expenses, net of revenue, were approximately $1.2 million in the first quarter of 1998. As previously discussed, nine branches were closed in the first quarter of 1999 due to their unprofitable operations.

         SPECIALTY LENDING: The Specialty Lending division generated $62,400 in revenue in the first quarter of 1999 versus $2.8 million of revenue in the first quarter of 1998. The 97.7% decrease in revenue is mainly attributable to our conscious decision, in the third quarter of 1998, to shift all of our Specialty Lending division's sales force to handle the high demand for Conventional Loans. We sold $0.5 million more High LTV Loans than we disbursed in the first quarter of 1999, compared to $1.5 million more in the first quarter of 1998.

         Direct expenses of the Specialty Lending division were $1,300 in the first quarter of 1999 compared to $1.8 million on closings of $23.2 million (7.9%) in the first quarter of 1998. We do not expect to recognize any further revenues or expenses for the Specialty Lending Division in 1999.

         OTHER: Substantially all of the other revenue in the first quarter of 1999 and most of the other revenue in the first quarter of 1998 consisted of loan fees and gains on sale relating to government-insured loans.

         Other expenses include expenses not directly allocable to a particular division, such as the costs associated with our legal, marketing, accounting, information services, facilities management, servicing, executive, human resources, secondary marketing and general and administrative support teams. The direct expenses of government-insured lending are also included in other expenses. The majority of the $1.4 million increase in expenses, from $3.4 million in the first quarter of 1998 to $4.8 million for the first quarter of 1999, is due to increased costs of technology support for our front-end origination system, branch network and Web center and increased costs associated with increased government-insured lending loan volumes.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities in the first quarter of 1999 was approximately $76.3 million, compared to approximately $18.0 million in the first quarter of 1998. Cash was provided primarily by the following:

                                                             Page 21 of 29 pages

- our net income in the first quarter of 1999, approximately $4.3 million before depreciation and amortization, provision for credit losses, and deferred income taxes in the first quarter of 1999, compared to approximately $4.8 million in the first quarter of 1998; and
- a decrease in mortgage loans held for sale, approximately $76.6 million in the first quarter of 1999, compared to an approximately $1.9 million increase in the first quarter of 1998.

These sources of cash were partially offset by the following:

- a decrease in drafts payable, which represent funds advanced for loan closings that have not yet been drawn against the warehouse line of credit, approximately $3.4 million in the first quarter of 1999, compared to an increase of approximately $13.5 million in the first quarter of 1998, as a result of lower volumes of closed loans in the first quarter of 1999 compared to the fourth quarter of 1998; and
- a decrease in accounts payable and accrued expenses and other liabilities of approximately $0.9 million in the first quarter of 1999, compared to an increase of approximately $1.9 million in the first quarter of 1998, primarily as a result of the decrease in loan closings from the fourth quarter of 1998 to the first quarter of 1999.

         Net cash provided by investing activities during the first quarter of 1999 was approximately $0.1 million, compared to approximately $2.9 million used in investing activities during the first quarter of 1998. Cash was provided primarily by the repayment of approximately $1.0 million of shareholder advances in the first quarter of 1999, partially offset by the approximately $0.6 million of purchases of property and equipment in the first quarter of 1999, compared to approximately $2.4 million in the first quarter of 1998, and the increase in real estate owned and loans held for investment of approximately $0.3 million in the first quarter of 1999, compared to approximately $0.6 million in the first quarter of 1998.

         Net cash used in financing activities during the first quarter of 1999 was approximately $70.5 million, compared to approximately $24.0 million during the first quarter of 1998. Cash was used for the following:

- repayments of borrowings under our warehouse line of credit, approximately $64.7 million in the first quarter of 1999, compared to approximately $10.5 million in the first quarter of 1998;
- repayments of borrowings under our reverse repurchase agreement, approximately $8.8 million in the first quarter of 1999, compared to approximately $13.5 million in the first quarter of 1998; and
- payment of dividends to shareholders, approximately $0.3 million in the first quarter of 1999.

These uses of cash were partially offset by the proceeds of the exercises of stock options, approximately $3.3 million in the first quarter of 1999. We normally use our cash to pay

                                                             Page 22 of 29 pages
down our warehouse borrowings. In order to demonstrate the availability of this liquidity, we borrowed additional cash under our warehouse line of credit at March 31, 1999 for four days.

         We have $400 million of warehouse financing facilities, an increase from $350 million of warehouse financing facilities as of March 31, 1998. Our warehouse line of credit currently provides for up to $200 million principal amount of demand loans secured by loans held for sale and other of our assets. Loans under the warehouse line of credit bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The effective weighted average interest rate for this arrangement in the first quarter of 1999 was 6.28%. As of May 10, 1999, we had borrowed $39.8 million under this facility and had a maximum of $36.2 million available for additional borrowings and were in compliance with all associated financial covenants. We would have $160.2 million of borrowing capacity available if we had sufficient collateral.

         In addition to the $200 million warehouse line of credit, our reverse repurchase arrangement provides that the lender, an affiliate of one of the representatives of the underwriters in our initial public offering, will purchase from us at par up to $200 million of fully-amortizing, first or junior lien residential mortgage loans and home equity loans that comply with our origination guidelines and conform to whole and bulk loan sale requirements. The lender's obligations are subject to our agreement to repurchase loans on a daily basis. This agreement is not a committed facility and the lender may elect to discontinue the repurchase agreement at any time. The term of any financing under the repurchase agreement matures and may be renewed on a daily basis. In any event, the arrangement terminates in March 2000. We intend to renew this facility. The effective weighted average interest rate to us of this arrangement in the first quarter of 1999 was 5.92%. We use this facility as a supplemental borrowing facility to fund loans we close until they are sold. As of May 10, 1999, we had financed $1.0 million of loans under this facility and had no additional borrowings available to draw against. We would have an additional $199.0 million of borrowing capacity if we had sufficient collateral.

         The net proceeds of our initial public offering, together with cash flows from operations, are expected to be sufficient to fund our liquidity requirements for the next 12 months, if our future operations are consistent with our expectations. We, however, expect that eventually we will need to arrange for additional sources of capital through the issuance of debt, equity or additional bank borrowings. We have no commitments for any such additional financing, and we cannot assure you that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In such event, our growth and operations could be curtailed. If we begin to securitize our assets or significantly increase our retained mortgage servicing rights, our liquidity could be materially adversely affected, although we have no current intention to do either in the immediate future.


                                                             Page 23 of 29 pages

NEW ACCOUNTING STANDARDS NET YET ADOPTED

         In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application, hedging relationships must be designated anew and documented pursuant to the provisions of Statement 133. Statement 133 may not be applied retroactively to financial statements for prior periods. Management has not yet evaluated the impact of the implementation of Statement 133.

YEAR 2000 -DISCLOSURE

STATE OF READINESS

         We have developed a Year 2000 project plan that addresses both technological and non-technological systems, including embedded systems for all business units. We have designated a Year 2000 project team to lead the efforts using a phased approach. We employ both internal and external resources to identify, correct and test systems to achieve Year 2000 compliance. We are also reviewing the Year 2000 readiness of third parties that provide services essential to our operations.

         The plan consists of nine phases. The initial phases of planning, awareness, inventory, triage, detailed assessment and resolution are complete. Test planning and testing have begun and are projected to be completed by June 30, 1999. The deployment phase includes the installation of compliant hardware and software into the production environment. This phase has begun and many of the mission critical systems have been upgraded or replaced with compliant systems. We expect to compete this phase by September 1, 1999. We are communicating with key third party suppliers and other business partners to establish and monitor their levels of Year 2000 readiness. Our Year 2000 project is subject to modification, and we may revise it periodically as we further develop information. We believe we will complete our project without any material adverse effects.

ESTIMATED COST

         Our cost estimates are in the range of $250,000 to $500,000. As of March 31, 1999, we have incurred approximately $222,000 of costs. We continually review our cost estimates and adjust them, if appropriate. We do not expect our Year 2000 project cost to have a material impact on our liquidity or capital resources.


                                                             Page 24 of 29 pages

RISKS OF OUR YEAR 2000 ISSUES

         Based on current information, we believe the Year 2000 problem will not have a material adverse effect on us, our business or our financial condition. We cannot predict the actual effect of the Year 2000 problem on us. Many uncertainties exist as to whether broad-based or systemic economic failures may occur.

YEAR 2000 CONTINGENCY PLANS

         We are reviewing existing contingency plans for potential modifications to address specific Year 2000 issues. Our key operational systems are being reviewed and strengthened to address business continuity requirements. Business continuity plans will include the development of back-up processes that would be implemented in the event of system failures, for example, the ability to provide government reporting manually versus electronically. The contingency planning process will continue as modifications are made and as the status of third party readiness becomes better known.



                                                             Page 25 of 29 pages

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk is the largest market risk affecting us. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in our net income and in the value of our interest rate sensitive assets, liabilities and commitments. As part of our risk management programs, we purchase financial instruments and enter into financial agreements with off-balance sheet risk in the normal course of business to manage our exposure to interest rate risk with respect to our Conventional Loans and our government-insured loans (together, "Prime Loans"), but not with respect to our Sub-Prime Loans. We use these financial instruments for the explicit purpose of managing interest rate risks to protect the value of our Prime Loans held for sale and the Prime Loan commitment pipeline. We use financial instruments that tend to decrease in value as interest rates decline and increase in value as interest rates rise, which acts as an offset to the behavior of the underlying Prime Loans held for sale and Prime Loan pipeline.

         Management actively monitors and manages our exposure to interest rate risk on Prime Loans, which is incurred in the normal course of business. The committed and closed pipelines of Prime Loans, as well as the related forward commitments and derivatives, are valued daily. We refer to the loans, pipeline, commitments and derivatives together as the "hedge position". The hedge position is "shocked" against a spectrum of interest rate scenarios to evaluate expected net changes of the fair values of the hedge position in relation to the changes in interest rates. We do not enter into instruments for trading purposes.

         We evaluate interest rate risk exposure using both static shock and option adjusted spread models to estimate changes to the fair value of the hedge position. Both modeling techniques measure net changes in the fair value to the underlying assets and commitments by determining the present value of the cash flow of the underlying mortgage or debt instrument discounted at the interest rate assumed to be required by an investor to yield a market rate of return. Both modeling techniques measure changes in the fair value of derivatives through Option Adjusted Spread calculations to determine the present value using implied volatility, discount rates and expected life of the derivative. Both models use assumptions regarding the amount of commitments that close, given an incremental shift of +/- 100 basis points, in 12.5 basis point increments, to the yield curve. The assumptions are based on our historical experience. Our exposure is analyzed daily and reviewed at least monthly by the Secondary Marketing Executive Committee, which includes in its membership our Director of Secondary Marketing, our Chief Financial Officer and our Chairman of the Board, President, and Chief Executive Officer.

         Both modeling techniques described above were applied to the hedge position as of March 31, 1999 over a spectrum of interest rate changes to evaluate the change in the hedge position's fair value ("sensitivity analysis"). Using the results of the model producing the largest loss in fair value, the sensitivity analysis reflected that an instantaneous 50 basis point increase in interest rates at March 31, 1999 determined by management to reflect a reasonably possible near-term change, would have reduced the fair value of the hedge position 11 basis points from 2.61% to 2.50% and would have decreased revenue by approximately $17,000 even though the model assumes that more loans would have closed due to an increase in interest rates. A 50 basis point

                                                             Page 26 of 29 pages
decrease in interest rates at March 31, 1999, determined by management to reflect a reasonably possible near-term change, would have increased the fair value of the hedge position 3 basis points from 2.61% to 2.64% and would have decreased revenue by approximately $376,000 assuming that fewer loans would have closed due to the decline in interest rates. Both 50 basis point moves are assumed shifts in the entire yield curve. We do not believe that our spread income would be materially affected by interest rate changes as the interest we charge on our mortgage loans can change faster than the interest on our indebtedness.

         The table below provides information about our other financial instruments that are sensitive to changes in interest rates, including debt obligations and Sub-Prime Loans, as of March 31, 1999. For both debt obligations and Sub-Prime Loans, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates as of March 31, 1999. The instruments' actual cash flows are all denominated in U.S. dollars.

                                                        MARCH 31, 1999
                                                    EXPECTED MATURITY DATE
(AMOUNTS IN THOUSANDS)                     1999          2000-2003        THEREAFTER       TOTAL             FAIR VALUE
                                       -----------------------------------------------------------------------------------
               ASSETS:

SUB-PRIME LOANS                          $13,854            $0                $0           $13,854             $13,854
WEIGHTED AVERAGE INTEREST RATE:            12.11%           NA                NA             12.11%

            LIABILITIES:

WAREHOUSE LINE OF CREDIT                 $33,277            $0                $0           $33,277             $33,277
WEIGHTED AVERAGE INTEREST RATE:             6.28%           NA                NA              6.28%
REVERSE REPURCHASE  ARRANGEMENT           $2,675            $0                $0            $2,675              $2,675
WEIGHTED AVERAGE INTEREST RATE:             5.92%           NA                NA              5.92%


                                                             Page 27 of 29 pages

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                   27.1   Financial Data Schedule.

         (b)      Reports on Form 8-K.

                            No reports on Form 8-K were filed by the
                Registrant during the quarter for which this report is filed.


                                                             Page 28 of 29 pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ROCK FINANCIAL CORPORATION
                                                    (Registrant)

Date:  May 14, 1999                        By:/s/ DANIEL GILBERT
                                              ----------------------------------
                                                  DANIEL GILBERT
                                                  Its:  Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer
                                                  (Duly Authorized Officer)


Date:  May 14, 1999                        By:/s/ FRANK E. PLENSKOFSKI
                                              ----------------------------------
                                                  FRANK E. PLENSKOFSKI
                                                  Its:  Chief Financial Officer
                                                  (Principal Financial and Chief
                                                  Accounting Officer)


                                                             Page 29 of 29 pages

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

 27.1             Financial data schedule.