Form 10-Q
period 1999-06-30
ROCK FINANCIAL CORP/MI/
filed 1999-08-16
CIK 1055286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------
Commission file number    000-23887

                           ROCK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              MICHIGAN                                   38-2603955
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

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

       Number of common shares outstanding as of July 30, 1999: 14,843,654

                           ROCK FINANCIAL CORPORATION

                                Table of Contents


                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
PART I--FINANCIAL INFORMATION.....................................................................................3
         ITEM 1.  FINANCIAL STATEMENTS............................................................................3
                  CONSOLIDATED BALANCE SHEETS.....................................................................3
                  CONSOLIDATED STATEMENTS OF INCOME...............................................................4
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY..................................................5
                  CONSOLIDATED STATEMENTS OF CASH FLOWS...........................................................6
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........12
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................36


PART II--OTHER INFORMATION.......................................................................................38
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................38
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................38


SIGNATURES.......................................................................................................39

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ROCK FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1999


                                                                                December 31,              June 30,
                                                                                    1998                    1999
                                                                                ------------             -----------
ASSETS                                                                                                   (Unaudited)
Cash and cash equivalents ...................................................... $ 30,081,524            $ 35,405,660
Mortgage loans held for sale ...................................................  155,631,112              81,916,736
Mortgage loans held for investment (net of allowance for
     losses of $634,851 and $1,272,085 at December 31,
     1998 and June 30, 1999, respectively) .....................................    3,766,171               2,977,711
Real estate owned ..............................................................       49,989                 497,113
Shareholders' advances .........................................................      994,372
Property and equipment (net of accumulated depreciation of
     $5,400,480 and $6,192,468 at December 31, 1998 and
     June 30, 1999, respectively) ..............................................   10,775,733               9,828,493
Deferred income taxes ..........................................................    1,945,000                 900,000
Prepaid federal income tax .....................................................    3,792,272
Other assets ...................................................................    1,193,552               2,027,221
                                                                                 ------------            ------------

Total assets ................................................................... $204,437,453            $137,345,206
                                                                                 ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Warehouse line of credit .................................................. $ 98,008,105            $ 29,896,091
     Reverse repurchase agreement ..............................................   11,521,065
     Drafts payable ............................................................   44,021,087              49,168,873
     Accounts payable ..........................................................    4,680,275               3,134,851
     Accrued expenses and other liabilities ....................................    8,171,773               5,479,788
                                                                                 ------------            ------------
         Total liabilities .....................................................  166,402,305              87,679,603
                                                                                 ------------            ------------

Minority interest in subsidiary ................................................                              215,102

Shareholders' equity:
     Common shares, $.01 par value. Authorized 50,000,000
         shares; issued and outstanding 13,590,500 shares
         and 14,784,900 shares at December 31, 1998 and
         June 30, 1999, respectively ...........................................      135,905                 147,849
     Additional paid-in capital ................................................   26,297,782              36,124,511
     Retained earnings .........................................................   11,601,461              13,178,141
                                                                                 ------------            ------------
         Total shareholders' equity ............................................   38,035,148              49,450,501
                                                                                 ------------            ------------

Total liabilities and shareholders' equity ..................................... $204,437,453            $137,345,206
                                                                                 ============            ============



                                                              Page 3 of 39 pages

                           ROCK FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (Unaudited)

                                                                                   For the Three-Month        For the Six-Month
                                                                                  Periods Ended June 30,     Periods Ended June 30,
                                                                                 ------------------------  ------------------------
                                                                                     1998         1999        1998         1999
                                                                                 -----------  -----------  -----------  ------------
      Revenue:
           Interest income ...................................................   $ 3,128,445  $ 1,886,709  $ 6,227,712  $ 4,912,832
           Interest expense ..................................................     1,882,191      613,321    3,619,827    2,032,259
                                                                                 -----------  -----------  -----------  -----------
               Net interest margin ...........................................     1,246,254    1,273,388    2,607,885    2,880,573
           Provision for credit losses .......................................       135,240      113,012      249,710      683,559
                                                                                 -----------  -----------  -----------  -----------
               Net interest margin after  provision  for
                   credit losses .............................................     1,111,014    1,160,376    2,358,175    2,197,014
           Loan fees and gains on sale of mortgages ..........................    20,976,499   15,518,744   38,639,830   34,535,018
           Other income (expense) ............................................         7,315      (12,195)      17,734        2,625
                                                                                 -----------  -----------  -----------  -----------
                                                                                  22,094,828   16,666,925   41,015,739   36,734,657
                                                                                 -----------  -----------  -----------  -----------
      Expenses:
           Salaries, commissions and employee  benefits ......................     9,650,074   11,112,349   18,196,241   20,588,596
           General and administrative expenses ...............................     3,267,659    3,594,154    6,097,754    7,017,514
           Marketing expenses ................................................     3,560,772    2,221,316    6,460,478    4,595,593
           Depreciation and amortization .....................................       509,395      622,877    1,052,050    1,260,060
                                                                                 -----------  -----------  -----------  -----------
                                                                                  16,987,900  $17,550,696   31,806,523   33,461,763
                                                                                 -----------  -----------  -----------  -----------
           Income (loss) before income taxes and minority
              interest .......................................................     5,106,928     (883,771)   9,209,216    3,272,894
           Minority interest in loss of subsidiary ...........................                     84,898                    84,898
           Income tax (expense) benefit ......................................    (1,123,524)     288,000   (1,123,524)  (1,209,000)
           Income tax benefit due to conversion of
              "S" Corp. ......................................................       950,939                  950,939
                                                                                 -----------  -----------  -----------  -----------
               Net income (loss) .............................................   $ 4,934,343  $  (510,873) $ 9,036,631  $ 2,148,792
                                                                                 ===========  ===========  ===========  ===========
      Pro forma information (note 5):
           Income before income taxes ........................................   $ 5,106,928               $ 9,209,216
           Provision for pro forma income taxes ..............................     1,736,356                 3,131,133
                                                                                 -----------               -----------
           Pro forma net income ..............................................   $ 3,370,572               $ 6,078,083
                                                                                 ===========               ===========
      Pro forma earnings (loss) per share /earnings (loss) per share (1999):
           Basic .............................................................   $      0.24  $     (0.03) $      0.44  $      0.15
                                                                                 ===========  ===========  ===========  ===========
           Diluted ...........................................................   $      0.23  $     (0.03) $      0.41  $      0.14
                                                                                 ===========  ===========  ===========  ===========
      Dividends declared per share ...........................................   $      0.02  $      0.02  $      0.02  $      0.04
                                                                                 ===========  ===========  ===========  ===========
      Pro forma weighted average number of shares outstanding/Weighted average number of shares outstanding (1999):
           Basic .............................................................    13,829,500   14,693,862   13,829,500   14,244,695
                                                                                 ===========  ===========  ===========  ===========
           Diluted ...........................................................    14,945,181   15,537,343   14,945,181   15,175,691
                                                                                 ===========  ===========  ===========  ===========


                                                              Page 4 or 39 pages

                           ROCK FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                                 ADDITIONAL                        TOTAL
                                                                  COMMON          PAID-IN         RETAINED      SHAREHOLDERS'
                                                                   SHARES         CAPITAL         EARNINGS         EQUITY
                                                                ------------    ------------    ------------   --------------
Balance January 1, 1999 ......................                  $    135,905    $ 26,297,782    $ 11,601,461   $ 38,035,148
Net income ...................................                                                     2,148,792      2,148,792
Cash dividends ($.04 per share) ..............                                                      (572,112)      (572,112)
Stock options exercised ......................                        11,944       7,226,729                      7,238,673
Tax benefit from the exercise of non-qualified
   stock options .........................                                         2,600,000                      2,600,000
                                                                ------------    ------------    ------------   ------------
Balance June 30, 1999 ........................                  $    147,849    $ 36,124,511    $ 13,178,141   $ 49,450,501
                                                                ============    ============    ============   ============

                                                              Page 5 or 39 pages

                           ROCK FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                                               For the Six-Month
                                                                                             Periods Ended June 30,
                                                                                  -----------------------------------------
                                                                                        1998                      1999
                                                                                  ---------------           ---------------
Cash flows from operating activities:
     Net income ................................................................  $     9,036,631           $     2,148,792
                                                                                  ---------------           ---------------
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Minority interest in loss of subsidiary ...............................                                    (84,898)
         Depreciation and amortization .........................................        1,052,050                 1,260,060
         Provision for credit losses ...........................................          249,710                   683,559
         Deferred income taxes .................................................       (1,564,850)                1,045,000
         Mortgage loans held for sale - originations ...........................     (969,163,180)           (1,139,790,248)
         Mortgage loans held for sale - sales ..................................      998,838,753             1,213,504,624
         Change in assets and liabilities:
              Prepaid federal income tax .......................................                                 (3,792,272)
              Other assets .....................................................           62,617                  (833,669)
              Drafts payable ...................................................       12,334,129                 5,147,786
              Accounts payable .................................................        1,570,138                (1,545,424)
              Accrued expenses and other liabilities ...........................        2,949,044                (1,818,657)
                                                                                  ---------------           ---------------
                  Total adjustments ............................................       46,328,411                73,775,861
                                                                                  ---------------           ---------------
                  Net cash provided by operating activities ....................       55,365,042                75,924,653
                                                                                  ---------------           ---------------
Cash flows from investing activities:
     Net increase in real estate owned and loans
         held for investment ...................................................         (779,013)                 (342,223)
     Purchase of property and equipment ........................................       (3,519,186)               (1,186,148)
     Repayments of shareholders' advances ......................................        1,626,519                   994,372
                                                                                  ---------------           ---------------
              Net cash used in investing activities ............................       (2,671,680)                 (533,999)
                                                                                  ---------------           ---------------
Cash flows from financing activities:
     Net payments under warehouse line of credit ...............................      (52,172,830)              (68,112,014)
     Net payments under reverse repurchase agreement ...........................      (15,775,649)              (11,521,065)
     Net payments under notes payable ..........................................       (1,944,445)
     Investment in subsidiary by minority interest .............................                                    300,000
     Net proceeds from intial public offering ..................................       31,045,350
     Proceeds from exercised options ...........................................        1,544,400                 9,838,673
     Cash dividends ............................................................         (276,589)                 (572,112)
     S Corporation distribution ................................................      (24,980,500)
                                                                                  ---------------           ---------------
     Net cash used in financing activities .....................................      (62,560,263)              (70,066,518)
                                                                                  ---------------           ---------------
Net (decrease) increase in cash and cash equivalents ...........................       (9,866,901)                5,324,136
Cash and cash equivalents, beginning of period .................................       11,946,992                30,081,524
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period .......................................  $     2,080,091           $    35,405,660
                                                                                  ===============           ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ..................................  $     3,686,167           $     2,509,948
                                                                                  ===============           ===============
     Cash paid during the period for federal income tax ........................  $                         $     1,156,000
                                                                                  ===============           ===============
     Transfers of loans from held for sale to held
         for investment ........................................................  $       551,804           $     1,420,641
                                                                                  ===============           ===============
     Transfers of loans from held for investment to
         real estate owned .....................................................  $        45,880           $       447,124
                                                                                  ===============           ===============



                                                              Page 6 of 39 pages

                           ROCK FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION:

         The accompanying unaudited interim financial statements of Rock Financial Corporation (the "Company") and its subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes to such financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K (file no. 000-23887) for the year ended December 31, 1998.

2.   MORTGAGE LOANS HELD FOR SALE AND HELD FOR INVESTMENT:

         The following summarizes mortgage loans held for sale by type at December 31, 1998 and June 30, 1999:

                                                                               December 31,           June 30,
                                                                                   1998                 1999
                                                                             ---------------      ----------------
Conventional loans held for sale..............................              $    123,240,133      $     65,624,051
Sub-prime loans held for sale.................................                    30,542,410             7,532,466
Government loans held for sale................................                       941,966             8,676,446
High LTV loans held for sale..................................                       671,748                    --
                                                                            ----------------      ----------------
                                                                                 155,396,257            81,832,963
Net deferred loan origination costs...........................                       234,855                83,773
                                                                            ---------------       ----------------
    Mortgage loans held for sale..............................              $    155,631,112      $     81,916,736
                                                                            ================      ================

         Included in mortgage loans held for investment at December 31, 1998 and June 30, 1999 is an allowance for credit losses of $634,851 and $1,272,085, respectively. The activity for the six months ended June 30, 1999 includes a provision of $683,559 offset by charge-offs of $46,325. The activity for the year ended December 31, 1998 includes a provision of $567,738 offset by charge-offs of $202,888.

         As of December 31, 1998 and June 30, 1999, there were no loans held for sale that were greater than 90 days past due. As of December 31, 1998 and June 30, 1999, there were

                                                              Page 7 of 39 pages
     approximately $753,000 and $1,753,000, respectively, of loans held for investment that were greater than 90 days past due, the vast majority of which is sub-prime loans.

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

         Pro forma basic earnings per share for the period ended June 30, 1998 have been computed by dividing pro forma net income by the 13,829,500 average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in its initial public offering and the 330,000 shares sold by certain existing shareholders in its initial public offering (after exercising options to purchase those shares from the Company). Pro forma diluted earnings per share for the period ended June 30, 1998 have been computed by dividing pro forma net income by the 14,945,181 average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in its initial public offering and the 330,000 shares sold by certain existing shareholders in its initial public offering (after exercising options to purchase those shares from the Company) as well as the number of common stock equivalent shares assumed to be outstanding upon exercise of the Company's stock options existing as of June 30, 1998, using the treasury stock method and the $10.25 per share closing market price of the Company's common shares as of June 30, 1998, as reported by The Nasdaq Stock Market.

                                                              Page 8 of 39 pages

6.   SEGMENT REPORTING:

         The Company adopted SFAS No. 131 in 1998 and was comprised of three major operating divisions based on the major products it offered in 1998 and in the first quarter of 1999. As of April 1, 1999, the Company changed the way it manages its business from divisions based on products to divisions based on the distribution channels for its loan products: the Web/Call Center division, the Branch network and the Strategic Alliance Program. The following table shows the contribution to revenues and expenses and the loan closings of each of the Company's distribution channels for the three- and six-month periods ended June 30, 1998 and June 30, 1999 (the comparative prior year information has been restated to conform to the current segmentation of the Company's business). Corporate overhead is included in other revenues and expenses. Other than loans, the Company's assets are not specifically allocated to its three distribution channels and therefore, not used by management for operating decisions with respect to the distribution channels. As a result, total assets by distribution channel are not presented.

                                                   THREE MONTHS ENDED JUNE 30, 1998
                                                            (IN THOUSANDS)
                             -------------------------------------------------------------------------------
                               WEB/CALL                       STRATEGIC
                                CENTER           BRANCH        ALLIANCE
                               DIVISION          NETWORK       PROGRAM           OTHER              TOTAL
                             --------------  -----------     -----------       ----------      -------------
Revenues                     $  3,126.3      $  19,096.4      $       --        $  (127.9)      $  22,094.8
Expenses                        2,145.8         12,110.5              --          2,731.6          16,987.9
                             ----------      -----------      ----------        ---------       -----------
Net contribution
before tax and               $    980.5      $   6,985.9      $       --        $(2,859.5)      $   5,106.9
minority interest            ==========      ===========      ==========        =========       ===========

Loan closings                $ 44,948.8      $ 467,103.4      $       --        $     --        $ 512,052.2
                             ==========      ===========      ==========        =========      ============

                             ------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED JUNE 30, 1999
                                                                (IN THOUSANDS)
                             ------------------------------------------------------------------------------------
                               WEB/CALL                           STRATEGIC
                                CENTER            BRANCH           ALLIANCE
                               DIVISION           NETWORK          PROGRAM             OTHER            TOTAL
                             -----------        -----------       ----------        -----------       -----------
Revenues                     $   3,332.4        $  12,402.4       $  1,057.3        $   (125.2)       $  16,666.9
Expenses                         3,430.4            8,402.5          1,340.3           4,377.5           17,550.7
                             -----------        -----------       ----------        ----------        -----------
Net contribution
before tax and
minority interest            $     (98.0)       $   3,999.9       $   (283.0)       $ (4,502.7)       $    (883.8)
                             ===========        ===========       ==========        ==========        ===========
Loan closings                $ 112,195.2        $ 355,516.2       $ 56,897.6        $       --        $ 524,610.0
                             ===========        ===========       ==========        ==========        ===========


                                                              Page 9 of 39 pages

                                                      SIX MONTHS ENDED JUNE 30, 1998
                                                             (IN THOUSANDS)
                             -------------------------------------------------------------------------------------
                               WEB/CALL                             STRATEGIC
                                CENTER             BRANCH            ALLIANCE
                               DIVISION           NETWORK           PROGRAM             OTHER           TOTAL
                             -----------       ------------       -------------      ----------      ------------
Revenues                     $   6,035.8       $   35,211.9       $          --      $   (232.0)     $   41,015.7
Expenses                         4,165.7           22,143.0                  --         5,497.8          31,806.5
                             -----------       ------------       -------------      ----------      ------------
Net contribution
before tax and
minority interest            $   1,870.1       $   13,068.9       $          --      $ (5,729.8)     $    9,209.2
                             ===========       ============       =============      ==========      ============

Loan closings                $  68,152.2       $  925,059.5       $          --      $       --      $  993,211.7
                             ===========       ============       =============      ==========      ============

                             ------------------------------------------------------------------------------------
                                                      SIX MONTHS ENDED JUNE 30, 1999
                                                             (IN THOUSANDS)
                             ------------------------------------------------------------------------------------
                               WEB/CALL                              STRATEGIC
                                CENTER             BRANCH             ALLIANCE
                               DIVISION            NETWORK           PROGRAM          OTHER            TOTAL
                             --------------     ------------       -----------      ----------     --------------
Revenues                     $    6,915.5       $   29,442.7       $   1,057.3      $   (680.8)    $     36,734.7
Expenses                          5,842.0           18,203.1           1,340.3         8,076.4           33,461.8
                             ------------       ------------       -----------      ----------     --------------
Net contribution
before tax and
minority interest            $    1,073.5       $   11,239.6       $    (283.0)     $ (8,757.2)    $      3,272.9
                             ============       ============       ===========      ==========     ==============

Loan closings                $  234,572.6       $  807,311.8       $  56,897.6      $       --     $  1,098,782.0
                             ============       ============       ===========      ==========     ==============

7.   BRANCH CLOSINGS

         Management's evaluation of the performance of certain retail branches during the fourth quarter of 1998 concluded that their continuing viability was questionable. The branches' performance was creating both operating losses and a "cash drain" on the resources of the Company. As of December 31, 1998, management committed to a plan to close nine Fresh Start stores. In 1998, the combined loss for the stores closed was $2.5 million, excluding the loss recognized for the closing of such stores. A $2.0 million accrual was established for this loss at December 31, 1998. As of June 30, 1999, the Company had incurred approximately $1.4 million relating to the store closings, which consisted of fixed asset write-offs, ongoing lease commitments, and severance pay for terminated employees. The remaining balance in the reserve of approximately $0.6 million is expected to be utilized over the remaining life of the lease obligations and/or lease termination payments.

                                                             Page 10 of 39 pages

8.   COMMITMENTS AND CONTINGENCIES

         The Company signed a lease in April 1999 for a 110,000 square foot facility that will afford us the room to potentially create a new 400-seat Web/Call Center, including room for approximately 200 loan officers, and its National Support Center. The new facility will more than triple the size of the Company's current Web/Call Center, which is nearing capacity. The move is expected to take place in the fourth quarter of 1999. The Company estimates that the move will cost it approximately $5.5 million between equipment, new technology, leasehold improvements and moving costs and accelerated depreciation in the third and fourth quarters of 1999, $3.5 million of which the Company expects to capitalize, and that the new larger facility will increase operating expenses by approximately $125,000 to $150,000 a month. As of June 30, 1999, the Company has incurred approximately $260,000 of expenses related to the relocation.

9.   SUBSEQUENT  EVENTS

         In the beginning of the third quarter of 1999, management approved and announced a strategic move to close and consolidate twelve of its remaining fifteen branches. As of June 30, 1999, no accrual has been established for this plan; however, the Company expects to take a one-time charge of $3.5-4.5 million in the third quarter of 1999 related to these branch closings. The Company also launched a national advertising campaign in the third quarter of 1999 to increase recognition its "Rock Financial" and "RockLoans.com" brand names. The campaign is expected to cost up to $20 million dollars over twelve months.

         In July 1999, the Board of Directors of the Company determined to not pay a dividend in the third quarter of 1999.



                                                             Page 11 of 39 pages

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

GENERAL

         We are a technology and service driven retail mortgage banking company that markets conventional, government-insured, and sub-prime mortgage loans and home equity lines of credit directly to consumers through the Internet (www.RockLoans.com), our call center, three retail branches and our strategic alliance program. We believe we are developing a growing brand identity, built upon our technology, service, people and marketing. We believe we are unlike most mortgage companies and loan middlemen that have Web sites on the Internet. We process, underwrite and close the loan ourselves without referring the customer to another company to perform these services and without charging additional brokerage fees to our customers. We seek to provide "world class" service to our customers, thereby encouraging them to return for future loans and refer others to us for loans. As of August 11, 1999, we had 561 employees, including 218 loan officers.

         As of April 1, 1999, we changed the way we manage our business, from managing divisions based on product to divisions based on the method of distribution of our loan products: the Web/Call Center division, the Branch network and the Strategic Alliance Program. Our Web/Call Center division markets loans on-line through our Internet Web site, RockLoans.com, which began originating loans in January 1999. Our Web/Call Center division also markets loans through our call center located in our National Support Center in Bingham Farms, Michigan. Our Branch network markets loans through our network of three retail loan origination branches. Our Strategic Alliance Program currently consists of one joint venture, a 70%-owned limited liability company that originates residential mortgage products to Michigan National Bank's customers through Michigan National Bank's 192 financial centers, a call center and over the Internet. Michigan National Bank has approximately 450,000 customers and owns the other 30% of the joint venture. The joint venture began business in April 1999.

                                                             Page 12 of 39 pages

         We expect 1999 to be a transition year for us, as we move from a brick and mortar branch operation to one more based on Internet, Call Center and Strategic Alliance mortgage lending channels. We expect that this transition will adversely affect our short-term earnings. We believe that technology is changing the way mortgages are originated. Consequently, we announced in July that we will be closing and consolidating twelve of our fifteen remaining branches as we began to concentrate more of our resources and marketing efforts on originating mortgages through our two new distribution channels, the Internet and our Strategic Alliance Program. We expect to take a one-time charge of $3.5-4.5 million in the third quarter of 1999 related to the branch closings.

         In the second quarter of 1999, margins on all of our products, and volumes of our Conventional Loans as well as our Sub-Prime Loans continued to decline from fourth quarter 1998 levels. Margins on our Conventional Loans as well as the volumes of our Conventional Loan and Sub-Prime Loan originations have also continued to decline so far in the third quarter of 1999 from the second quarter 1999 levels. The declines are primarily due to higher interest rates, lower refinancing loan volumes and our closing of 25 branches and one marketing center in 1999. We expect these trends to continue in the third and fourth quarters of 1999 and our third and fourth quarter 1999 earnings to be substantially below our first and second quarter 1999 earnings.

         We also plan to make several other moves that are intended to further our long-term business and our transition from a brick and mortar branch operation to one more based on Internet, Call Center and Strategic Alliance mortgage lending channels. We expect that this transition will adversely affect our short-term earnings. We have signed a lease for an 110,000 square foot facility that will afford us the room to potentially create a new 400-seat Web/Call Center, including room for approximately 200 loan officers, and our National Support Center. The move is expected to take place in the fourth quarter of 1999. We estimate that the move will cost us approximately $5.5 million between equipment, new technology, leasehold improvements and moving costs and accelerated depreciation in the third and fourth quarters of 1999, $3.5 million of which we expect to capitalize, and that the new larger facility will increase our operating expenses by approximately $125,000 to $150,000 a month.

         We also launched a multi-million dollar national advertising campaign in the third quarter of 1999 to increase recognition for our "Rock Financial" and "RockLoans.com" brand names. We plan to spend up to $20 million dollars over twelve months for national promotion of our Web site, RockLoans.com. We recently began airing advertisements on national television stations and expect to also sponsor radio advertising, national print publications and other traditional media. We expect this advertising campaign to increase incrementally as our processing and closing infrastructure capable of handling the expected loan volume increase from this campaign is developed, including the new Web/Call Center. In addition, we have recently signed agreements with iClick and broadcast.com in an effort to aggressively align us with other leading Internet companies to harness strategic marketing opportunities on the Web. Each of the events described above, however, is expected to have an adverse effect on our earnings, in the short-term.



                                                             Page 13 of 39 pages

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


                                                             Page 14 of 39 pages

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999
         VERSUS THREE MONTHS ENDED JUNE 30, 1998

         The following table sets forth our revenues, expenses and pre-tax income for the three months ended June 30, 1998 and 1999:


                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                                 1998              1999
                                                                               ---------        ----------
                                                                                    (In thousands)
       Total revenue .....................................................     $ 22,095         $ 16,667
       Total expenses ....................................................      (16,988)         (17,551)
                                                                               --------         --------
       Income (loss) before taxes and minority
       interest ..........................................................     $  5,107         $   (884)
                                                                               ========         ========


         Our total revenues decreased from $22.1 million in the second quarter of 1998 to $16.7 million in the second quarter of 1999, a decrease of $5.4 million, or 24.6%. The decrease in revenues is primarily due to the following:

     - a decrease of $52.5 million, or 51.1%, in the volume of Sub-Prime Loans we sold in the second quarter of 1999 compared to the second quarter of 1998;
     - a decrease of $20.1 million, or 98.5%, in the volume of High LTV Loans we sold in the second quarter of 1999 compared to the second quarter of 1998; and
     - a 28.3% decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans in the second quarter of 1999 compared to the second quarter of 1998;

partially offset by the following:

     - an increase of $41.1 million, or 364.2%, in the volume of government-insured loans we sold in the second quarter of 1999 compared to the second quarter of 1998;
     - an increase of $20.9 million, or 5.2%, in the volume of Conventional Loans we sold in the second quarter of 1999 compared to the second quarter of 1998; and
     - a 7.1% increase in margins earned on loan fees and gains on sale of Conventional Loans in the second quarter of 1999 compared to the second quarter of 1998.

         In the second quarter of 1999, margins on all of our products, and volumes of our Conventional Loan and Sub-Prime Loan originations, continued to decline from fourth quarter 1998 levels. Margins on our Conventional Loans as well as the volumes of our Conventional Loan and Sub-Prime Loan originations have also continued to decline so far in the third quarter of 1999 from the second quarter 1999 levels. The declines are primarily due to higher interest rates, lower refinancing loan volumes and our closing of 25 branches and one marketing center in 1999. We expect these trends to continue in the third and fourth quarters as we continue our transition from a brick and mortar based loan origination system to an Internet and call center-based



                                                             Page 15 of 39 pages
platform. We also expect our third and fourth quarter earnings to be substantially below our first and second quarter 1999 earnings.

During the second quarter of 1999, we disbursed $534.2 million of loans, an increase of $24.8 million, or 4.9%, from the $509.4 million of loans disbursed in the second quarter of 1998. The $24.8 million increase included a $52.1 million increase in Conventional Loans, a $44.9 million increase in government-insured loans, and a $1.2 million increase in Home Equity Line of Credit Loans, partially offset by a $57.0 million decrease in Sub-Prime Loans and a $16.4 million decrease in High LTV Loans. Our loans held for sale increased by $2.9 million in the second quarter of 1999, compared to a decrease of $31.5 million in the second quarter of 1998. The increase was due to our disbursing $534.2 million in loans while selling $531.3 million in loans in the second quarter of 1999. The increase in loans held for sale in the second quarter of 1999 included increases of $6.2 million in Conventional Loans, $2.7 million in government-insured loans and $0.3 million in Home Equity Line of Credit Loans partially offset by a $6.3 million decrease in Sub-Prime Loans. The decrease in loans held for sale in the second quarter of 1998 included decreases of $24.9 million in Conventional Loans, $1.8 million in Sub-Prime Loans, $3.7 million in High LTV Loans and $1.1 million in Home Equity Line of Credit Loans.

         Total expenses increased from $17.0 million in the second quarter of 1998 to $17.6 million in the second quarter of 1999, an increase of $0.6 million, or 3.3%, primarily due to compensation for new management, marketing, technology and other support employees, partially offset by lower commissions as a result of an increase in the portion of Conventional Loans originated, which have lower commission rates than our other products, and reduced marketing expenses, partly as a result of closing branches in the first two quarters of 1999.

         The following table sets forth information regarding the components of our revenues for the three months ended June 30, 1998 and 1999:

                                                                                           Three Months
                                                                                          Ended June 30,
                                                                                   ----------------------------
                                                                                     1998               1999
                                                                                   --------           ---------
                                                                                          (In thousands)
Interest income ................................................................   $  3,128           $  1,886
Interest expense ...............................................................     (1,882)              (613)
                                                                                   --------           --------
     Net interest margin .......................................................      1,246              1,273
Provision for credit losses ....................................................       (135)              (113)
                                                                                   --------           --------
     Net interest margin after provision for credit losses .....................      1,111              1,160
Loan fees and gains on sale of mortgages .......................................     20,977             15,519
Other income ...................................................................          7                (12)
                                                                                   --------           --------
     Total revenue .............................................................   $ 22,095           $ 16,667
                                                                                   ========           ========

         Net interest margin before provision for credit losses increased from $1.2 million in the second quarter of 1998 to $1.3 million in the second quarter of 1999, an increase of $0.1 million, or 2.2%. The increase was primarily due to the following:

         - a decrease in the weighted average interest rates paid on our borrowing facilities, from 6.95% in the second quarter of 1998 to 6.05% in the second quarter of 1999; and

                                                             Page 16 of 39 pages

         - our increased use of cash generated from operations and our initial public offering to fund our loans;

         partially offset by:

         - an increase in the portion of loans sold on a "flow" basis, resulting in a decrease in the length of time loans were held before sale; and

         - a decrease in mortgages held for sale in the second quarter of 1999.

         In the remainder of 1999, we intend to continue holding our loans for a shorter period of time before selling them, which we expect will significantly decrease our net interest margin from that experienced in the comparative quarters of 1998.

         Buyers of our loans may require us to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. In addition, during the period we hold our loans we face the risk of delinquencies and resulting foreclosure losses. As a result of these risks we recorded a provision for credit losses of approximately $135,000 in the second quarter of 1998 and recorded a provision for credit losses of approximately $113,000 in the second quarter of 1999, partly for future repurchase or substitution requirements relating to loans sold before June 30, 1998 and 1999, respectively, and credit risk for loans held for sale and investment. The decrease was primarily due to the decrease in the volume of Sub-Prime Loans held for sale coupled with the low amount of charge-offs and losses incurred on loans held for investment to date. During the second quarter of 1998 no loans were reclassified as real estate owned. In the second quarter of 1999, three loans were reclassified as real estate owned, resulting in charges of approximately $36,000 against the reserve.

         Loan fees and gains on sale of mortgages decreased from $21.0 million in the second quarter of 1998 to $15.5 million in the second quarter of 1999, a decrease of $5.5 million, or 26.0%. The decrease in revenue is primarily due to the decrease in sale of loans described above, as well as changes in the margins earned on loan fees and gains on sale of loans described above. The decrease in the volume of High LTV Loans we sold is a result of our decision to stop originating High LTV Loans in the third quarter of 1998. The decrease in the volume of Sub-Prime Loans we sold is primarily due to a 57.3% decrease in Sub-Prime Loan closings as a result of our decision to shift some of our resources to handle the higher demand for Conventional Loans and government-insured loans and our branch closings in the first and second quarters of 1999, partially offset by our sale of $6.3 million more Sub-Prime Loans in the second quarter of 1999 than we disbursed, compared to $1.8 million more in the second quarter of 1998. The increase in the volume of Conventional Loans we sold is primarily due to a 10.2% increase in Conventional Loan closings as a result of a higher volume of home purchase loans in the second quarter of 1999 compared to the second quarter of 1998, partially offset by our sale of $6.4 million fewer Conventional Loans in the second quarter of 1999 than we disbursed, compared to $26.0 million more in the second quarter of 1998. The increase in the volume of government-insured loans we sold is primarily due to a 475.9% increase in government-insured loan closings as a result of a higher volume of home purchase loans in the second quarter of 1999 compared to the second quarter of 1998, partially offset by our sale of $2.7 million fewer government-insured loans in the

                                                             Page 17 of 39 pages
second quarter of 1999 than we disbursed, compared to $0.1 million fewer in the second quarter of 1998.

         The increase in margins earned on loan fees and gains on sale of Conventional Loans, when comparing the second quarter of 1999 to the second quarter of 1998, was primarily the result of more favorable execution of our loan sales, partially offset by increased interest rates, which increased the need for rate competitiveness. In the third quarter of 1999, margins earned on loan fees and gains on sale of Conventional Loans have declined from those of the second quarter so far because of an increase in interest rates that has increased the need for rate competitiveness. We also expect that Conventional Loan closings will further decline in the third and fourth quarters of 1999 compared to the second quarter of 1999 due, in part, to increases in mortgage interest rates in 1999, which should reduce consumer demand for refinancing existing mortgages, along with the closing of 25 branches (includes the 13 closed in the first six months of 1999 and the 12 additional closed in the third quarter) and one marketing center and the transition to a Web/Call Center environment. The decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans was due to the turmoil in the industry, which created a surplus of Sub-Prime Loans available for sale thereby driving down the prices of these loans. We expect both loan closings and revenue to decline from Sub-Prime Loans in the third and fourth quarters of 1999, principally due to the branch closings in the first and second quarters of 1999 and the additional closures to occur in the third quarter of 1999.

         The decrease in loan fees and gains on sale of mortgages was partially offset by a decrease in our recapture reserve in the second quarter of 1999. Some Sub-Prime Loan sales require us to return a portion of the premium we received on the sale of the loan if the loan is prepaid by the customer within the first year after sale. We record a provision for this risk separate from the provision for credit losses based on our evaluation of the terms of our sale contracts and our assumptions concerning prepayments. We increased our reserve, and decreased our loan fees and gains on sale of mortgages, by approximately $414,000, in the second quarter of 1998. Virtually all of the loans we originated in the second quarter of 1999 contained a prepayment penalty in excess of the reserve requirement. Therefore, based on our analysis, the reserve for this premium recapture was adequate at June 30, 1999 and no further provision was required.

                                                             Page 18 of 39 pages

         The following table sets forth information regarding the components of our expenses for the three months ended June 30, 1998 and 1999:

                                                                                           Three Months
                                                                                          Ended June 30,
                                                                                    --------------------------
                                                                                      1998             1999
                                                                                    -------           --------
                                                                                          (In thousands)
Salaries, commissions and employee benefits ....................................    $ 9,650            $11,113
General and administrative expenses ............................................      3,268              3,594
Marketing expenses .............................................................      3,561              2,221
Depreciation and amortization ..................................................        509                623
                                                                                    -------            -------
     Total expenses ............................................................    $16,988            $17,551
                                                                                    =======            =======

         Salaries, commissions and employee benefits increased from $9.7 million in the second quarter of 1998 to $11.1 million in the second quarter of 1999, an increase of $1.4 million, or 15.2%. The increase was primarily attributable to compensation for new management team members and additional hiring of staff to the marketing, technology and other support areas to facilitate the transition to a Web/Call Center based platform, partially offset by reduced commissions which were due to the change to the mix of products originated, more conventional loans were closed, which have a lower commission structure than the Sub-Prime and High LTV Loans and reduced marketing expenses as a result of closing branches in the first two quarters of 1999. These expenses are expected to continue to fluctuate in 1999 in connection with our expansion of existing operations, which includes our continued development of our Internet presence and strategic alliance.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $3.3 million in the second quarter of 1998 to $3.6 million in the second quarter of 1999, an increase of $0.3 million, or 10.0%. The increase was primarily attributable to an increase in professional services and expenses related to technology, support and other personnel hired in connection with our new Web site. Certain of these expenses are expected to vary according to the volume of loan closings in 1999, except for occupancy expenses, which are expected to increase in connection with our move to a new Web/Call Center and National Support Center, which management expects to occur in the fourth quarter of 1999, and the reduction of those ongoing expenses attributable to the branch closings in the third quarter of 1999.

         Marketing expenses decreased from $3.6 million in the second quarter of 1998 to $2.2 million in the second quarter of 1999, a decrease of $1.4 million, or 37.6%. The decrease was primarily attributable to our closing 13 branches and one marketing center in the first two quarters of 1999 and our discontinued origination of High LTV Loans in the third quarter of 1998. We expect these expenses to increase for the remainder of 1999 in connection with our announced national advertising program and the expansion of existing operations which includes the continuation of development of our Internet presence and strategic alliances.

         Depreciation and amortization expenses increased from $0.5 million in the second quarter of 1998 to $0.6 million in the second quarter of 1999, an increase of $0.1 million, or 22.3%. The

                                                             Page 19 of 39 pages
increase was primarily attributable to our purchases of additional equipment and leasehold improvements during 1998 and 1999 for our new Web center and existing branches. The expenses are expected to continue to increase in 1999 as a result of the expansion of our Web center and the relocation of our Web/Call Center and National Support Center, which will require accelerated depreciation of the leasehold improvements at our current location in the third and fourth quarters of 1999.

         Effective May 6, 1998, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation we became subject to federal and state income taxation in the second quarter of 1998. As an S corporation, our taxable income was included in the individual returns of the shareholders. As a result, our income taxes due to quarterly earnings for the second quarter of 1998 represents income taxes provided based on our estimated allocation of income before income taxes between the S corporation and the C corporation as required under IRS regulations.

         In addition, in connection with the change in our tax status, we recognized a net income tax benefit due to conversion of the S corporation of approximately $0.9 million during the second quarter of 1998. Upon conversion to a C corporation, we recorded a net deferred tax asset of approximately $1.8 million, and recognized a corresponding deferred income tax benefit. The deferred income tax benefit was somewhat offset by our recognition of a current income tax liability of approximately $0.9 million associated with the allocation of our taxable income between the S corporation and the C corporation. For the quarter ended June 30, 1999, we recognized an income tax benefit of approximately $0.3 million.

SIX MONTHS ENDED JUNE 30, 1999
         VERSUS SIX MONTHS ENDED JUNE 30, 1998

         The following table sets forth our revenues, expenses and pre-tax income for the six months ended June 30, 1998 and 1999:


                                                                      Six Months Ended June 30,
                                                                     --------------------------
                                                                        1998            1999
                                                                     ----------      ----------
                                                                           (In thousands)
       Total revenue..........................................       $   41,016      $   36,735
       Total expenses....                                               (31,807)        (33,462)
                                                                     ==========      ==========
       Income before taxes and minority interest...............      $    9,209      $    3,273
                                                                     ==========      ==========


         Our total revenues decreased from $41.0 million in the first six months of 1998 to $36.7 million in the first six months of 1999, a decrease of $4.3 million, or 10.4%. The decrease in revenues is primarily due to the following:

     - an decrease of $70.0 million, or 36.3%, in the volume of Sub-Prime Loans we sold in the first six months of 1999 compared to the first six months of 1998;

                                                             Page 20 of 39 pages

     - a decrease of $44.2 million, or 98.2%, in the volume of High LTV Loans we sold in the first six months of 1999 compared to the first six months of 1998;
     - a 68.8% decrease in margins earned on loan fees and gains on sale of High LTV Loans in the first six months of 1999 compared to the first six months of 1998; and
     - an 27.2% decrease in margins earned on loan fees and gain on sale of Sub-Prime Loans in the first six months of 1999 compared to the first six months of 1998;

partially offset by the following:

     - an increase of $272.0 million, or 36.7%, in the volume of Conventional Loans we sold in the first six months of 1999 compared to the first six months of 1998;
     - an increase of $56.0 million, or 292.5%, in the volume of government-insured loans we sold in the first six months of 1999 compared to the first six months of 1998;
     - a 10.4% increase in margins earned on loan fees and gains on sale of Conventional Loans in the first six months of 1999 compared to the first six months of 1998; and
     - an 3.6% increase in margins earned on loan fees and gain on sale of government-insured loans in the first six months of 1999 compared to the first six months of 1998.

         In the first six months of 1999, margins on all of our products declined from fourth quarter 1998 levels. The volumes of our Conventional Loan products and Sub-Prime Loan originations have also declined in the first six months of 1999 from fourth quarter 1998 levels. The declines are primarily due to higher interest rates, lower refinancing loan volumes, our decision to stop originating High LTV Loans in the third quarter of 1998, and our closing of 13 branches and one marketing center in the first six months of 1999. We expect these trends to continue in the second half of 1999 and our earnings in the second half of 1999 to be substantially below our first and second quarter 1999 earnings.

         During the first six months of 1999, we disbursed $1,139.8 million of loans, an increase of $170.6 million, or 17.6%, from the $969.2 million of loans disbursed in the first six months of 1998. The $170.6 million increase included a $225.2 million increase in Conventional Loans, a $60.7 million increase in government-insured loans, and a $1.1 million increase in Home Equity Line of Credit Loans, partially offset by a $76.5 million decrease in Sub-Prime Loans and a $39.9 million decrease in High LTV Loans. Our loans held for sale decreased by $73.7 million in the first six months of 1999, compared to a decrease of $29.7 million in the first six months of 1998. The decrease, which had a significant positive effect on our profitability, was due to our selling $1,213.5 million in loans while disbursing $1,139.8 million in loans in the first six months of 1999. The decrease in loans held for sale in the first six months of 1999 included decreases of $54.3 million in Conventional Loans, $23.0 million in Sub-Prime Loans and $0.7 million in High LTV Loans, partially offset by an $4.0 million increase in government-insured loans and a $0.3 million increase in Home Equity Line of Credit Loans. The decrease in loans held for sale in the first six months of 1998 included decreases of $16.4 million in Sub-Prime Loans, $7.5 million in Conventional Loans, $5.1 million in High LTV Loans and $0.7 million in government-insured loans.

         Total expenses increased from $31.8 million in the first six months of 1998 to $33.5 million in the first six months of 1999, an increase of $1.7 million, or 5.2%. The increase was primarily due to compensation for new management, marketing, technology and other support employees, partially offset by reduced commissions as a result of an increase in the portion of

                                                             Page 21 of 39 pages

Conventional Loans originated, which have lower commission rates than our other products, and reduced marketing expenses, partly as a result of closing branches in the first two quarters of 1999.

         The following table sets forth information regarding the components of our revenues for the six months ended June 30, 1998 and 1999:


                                                                                             Six Months
                                                                                            Ended June 30,
                                                                                   -------------------------------
                                                                                     1998                 1999
                                                                                   --------              --------
                                                                                           (In thousands)
Interest income ................................................................   $  6,228              $  4,913
Interest expense ...............................................................     (3,620)               (2,032)
                                                                                   --------              --------
     Net interest margin .......................................................      2,608                 2,881
Provision for credit losses ....................................................       (250)                 (684)
                                                                                   --------              --------
     Net interest margin after provision for credit losses .....................      2,358                 2,197
Loan fees and gains on sale of mortgages .......................................     38,640                34,535
Other income ...................................................................         18                     3
                                                                                   --------              --------
     Total revenue .............................................................   $ 41,016              $ 36,735
                                                                                   ========              ========

         Net interest margin before provision for credit losses increased from $2.6 million in the first six months of 1998 to $2.9 million in the first six months of 1999, an increase of $0.3 million, or 10.5%. The increase was primarily due to the following:

         - a decrease in the weighted average interest rates paid on our borrowing facilities, from 6.94% in the first six months of 1998 to 6.05% in the first six months of 1999; and
         - our increased use of cash generated from operations and our initial public offering to fund our loans;

         partially offset by:

         - an increase in the portion of loans sold on a "flow" basis, resulting in a decrease in the length of time loans were held before sale; and
         -  a decrease in mortgages held for sale in first six months of 1999.

         Buyers of our loans may require us to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. In addition, during the period we hold our loans, we face the risk of delinquencies and resulting foreclosure losses. As a result of these risks we recorded a provision for credit losses of approximately $250,000 in the first six months of 1998 and recorded a provision for credit losses of approximately $684,000 in the first six months of 1999, partly for future repurchase or substitution requirements relating to loans sold before June 30, 1998 and 1999, respectively, and credit risk for loans held for sale and investment. The increase was primarily due to the significant increase in the volume of loans held for investment that were past due. During the fourth quarter of 1998 and the first quarter of 1999, the secondary market Sub-Prime Loan buyers changed their underwriting standards, making it more difficult for us to sell our loans. As a result, we held these loans for a longer period of time than normal, which resulted

                                                             Page 22 of 39 pages
in more delinquencies. In the second quarter of 1999, we entered into an agreement with a loan buyer for our Sub-Prime Loans and we are now underwriting to that buyer's standards. During the first six months of 1998, two loans were reclassified as real estate owned, resulting in charges of approximately $159,000 against the reserve. In the first six months of 1999, four loans were reclassified as real estate owned, resulting in charges of approximately $48,000 against the reserve.

         Loan fees and gains on sale of mortgages decreased from $38.6 million in the first six months of 1998 to $34.5 million in the first six months of 1999, a decrease of $4.1 million, or 10.6%. This decrease is primarily due to the change in sales of loans described above, as well as changes in the margins earned on loan fees and gains on sale of loans described above. The decrease in the volume of High LTV Loans we sold is a result of our decision to stop originating High LTV Loans in the third quarter of 1998. The decrease in the volume of Sub-Prime Loans we sold is primarily due to a 45.8% decrease in Sub-Prime Loan closings as a result of our decision to shift some of our resources to handle the higher demand for Conventional Loans and government-insured loans and our branch closings in the first and second quarters of 1999, partially offset by our sale of $23.0 million more Sub-Prime Loans in the first six months of 1999 than we disbursed, compared to $16.5 million more in the first six months of 1998. The increase in the volume of Conventional Loans we sold is primarily due to a 22.1% increase in Conventional Loan closings as a result of a higher volume of home purchase loans in the first six months of 1999 compared to the first six months of 1998, and our sale of $57.6 million more Conventional Loans in the first six months of 1999 than we disbursed, compared to $8.2 million more in the first six months of 1998. The increase in the volume of government-insured loans we sold is primarily due to a 322.2% increase in government-insured loan closings as a result of a higher volume of home purchase loans in the first six months of 1999 compared to the first six months of 1998, partially offset by our sale of $7.7 million fewer government-insured loans in the first six months of 1999 than we disbursed, compared to $0.1 million fewer in the first six months of 1998. We also expect that Conventional Loan closings will further decline in the third and fourth quarters of 1999 compared to the first six months of 1999 due, in part, to increases in mortgage interest rates in 1999, which should reduce consumer demand for refinancing existing mortgages, along with the closing of 25 branches (includes the 13 closed in the first six months of 1999 and the 12 additional closed in the third quarter) and one marketing center and the transition to a Web/Call Center environment.

         The decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans was due to the turmoil in the industry, which created a surplus of Sub-Prime Loans available for sale thereby driving down the prices of these loans. We expect both loan closings and revenue to continue to decline from Sub-Prime Loans in the third and fourth quarters of 1999, principally due to the branch closings in 1999. The increase in margins earned on loan fees and gains on sale of Conventional Loans and government-insured loans, when comparing the first six months of 1999 to the first six months of 1998, was primarily the result of more favorable arrangements with loan buyers, partially offset by increased interest rates which increased the need for rate competitiveness. In the third quarter of 1999, margins earned on loan fees and gains on sale of Conventional Loans have declined from those of the second quarter so far because of an increase in interest rates and an increase in Web/Call Center originations that have increased the need for rate competitiveness.


                                                             Page 23 of 39 pages

         The decrease in loan fees and gains on sale of mortgages was partially offset by a decrease in our recapture reserve in the first six months of 1999. Some Sub-Prime Loan sales require us to return a portion of the premium we received on the sale of the loan if the loan is prepaid by the customer within the first year after sale. We record a provision for this risk separate from the provision for credit losses based on our evaluation of the terms of our sale contracts and our assumptions concerning prepayments. We increased our reserve, and decreased our loan fees and gains on sale of mortgages, by approximately $12,800 for this risk in the first six months of 1999, compared to an increase of approximately $638,000, in the first six months of 1998. The decrease was due to a provision not being recorded in the second quarter of 1999. Virtually all of the loans we originated in the second quarter of 1999 contained a prepayment penalty in excess of the reserve requirement. Therefore, based on our analysis, the reserve for this premium recapture was adequate at June 30, 1999 and no further provision was required.


         The following table sets forth information regarding the components of our expenses for the six months ended June 30, 1998 and 1999:


                                                                                           Six Months
                                                                                          Ended June 30,
                                                                                    -------------------------
                                                                                     1998              1999
                                                                                    -------           -------
                                                                                        (In thousands)
Salaries, commissions and employee benefits ....................................    $18,196           $20,589
General and administrative expenses ............................................      6,098             7,017
Marketing expenses .............................................................      6,461             4,596
Depreciation and amortization ..................................................      1,052             1,260
                                                                                    -------           -------
     Total expenses ............................................................    $31,807           $33,462
                                                                                    =======           =======

         Salaries, commissions and employee benefits increased from $18.2 million in the first six months of 1998 to $20.6 million in the first six months of 1999, an increase of $2.4 million, or 13.1%. The increase was primarily attributable to salaries for new management, marketing, technology and other support, partially offset by an increase in the portion of Conventional Loans originated, which have lower commission rates than our other products and reduced marketing expenses as a result of closing branches in the first two quarters of 1999. These expenses are expected to continue to fluctuate in 1999 in connection with our expansion of existing operations, along with our continued development of our Internet presence and strategic alliance.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $6.1 million in the first six months of 1998 to $7.0 million in the first six months of 1999, an increase of $0.9 million, or 15.1%. The increase was primarily attributable to an increase in occupancy expenses, professional services, and expenses related to technology, support and other personnel hired in connection with our new Web site. Certain of these expenses are expected to vary according to the volume of loan closings in 1999, except for occupancy expenses, which are expected to increase in connection with our move to a new Web/Call Center and National Support Center, which management expects to occur in the fourth quarter of 1999 and the reduction of those expenses attributable to the branch closings in the third quarter.

                                                             Page 24 of 39 pages

         Marketing expenses decreased from $6.5 million in the first six months of 1998 to $4.6 million in the first six months of 1999, a decrease of $1.9 million, or 28.9%. The decrease was primarily attributable to our closing 13 branches and one marketing center in the first six months of 1999 and our discontinued origination of High LTV Loans in the third quarter of 1998. We expect these expenses to increase for the remainder of 1999 in connection with our announced national advertising program and the expansion of existing operations, along with the continuation of development of our Internet presence and strategic alliances.

         Depreciation and amortization expenses increased from $1.1 million in the first six months of 1998 to $1.3 million in the first six months of 1999, an increase of $0.2 million, or 19.8%. The increase was primarily attributable to our purchases of additional equipment and leasehold improvements during 1998 and 1999 for our new Web center and existing branches. The expenses are expected to continue to increase in 1999 as a result of the expansion of existing operations, expansion of our Web center, and the relocation of our Web/Call Center and National Support Center.

         Effective May 6, 1998, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation we became subject to federal and state income taxation in the first six months of 1998. As an S corporation, our taxable income was included in the individual returns of the shareholders. As a result, our income taxes due to quarterly earnings for the first six months of 1998 represents income taxes provided based on our estimated allocation of income before income taxes between the S corporation and the C corporation as required under IRS regulations.

         In addition, in connection with the change in our tax status, we recognized a net income tax benefit due to conversion of the S corporation of approximately $0.9 million during the first six months of 1998. Upon conversion to a C corporation, we recorded a net deferred tax asset of approximately $1.8 million, and recognized a corresponding deferred income tax benefit. The deferred income tax benefit was somewhat offset by our recognition of a current income tax liability of approximately $0.9 million associated with the allocation of our taxable income between the S corporation and the C corporation. For the six months ended June 30, 1999, we recognized income tax expense of approximately $1.2 million as a result of our conversion to a C corporation in 1998.

SEGMENT ANALYSIS

         Our growth and our transition from a brick and mortar branch operation to one more based on Internet, Call Center and Strategic Alliance mortgage lending channels may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of our growth and our transition, historical earnings and other financial statistics may be of little relevance in predicting future performance. Additionally, the sensitivity of Conventional Loans to interest rates and the effect of interest rates on the volume of loan production and margins will affect period to period comparisons.

         We expect segment contributions to vary from period to period. In order to demonstrate the effect that varying factors have on loan production, revenue and profits, we have elected to show the results of our current business segments. As described above, effective April 1, 1999,

                                                             Page 25 of 39 pages
we changed the way we manage our business from a product line basis to a distribution channel basis. The following table shows the contribution to revenues and expenses and the loan closings of each of our distribution channels for the three and six months ended June 30, 1998 and 1999:



                                                             Page 26 of 39 pages

                                                           For the Three-Month                 For The Six-Month
                                                           Periods Ended June 30,              Periods Ended June 30,
                                                      ------------------------------      -------------------------------
                                                          1998              1999             1998               1999
                                                      ------------      ------------      -----------        ------------
                                                                               (In thousands)
REVENUES:
     Web/Call Center .............................    $   3,126.3        $  3,332.4        $  6,035.8        $    6,915.5
     Branch Network ..............................       19,096.4          12,402.4          35,211.9            29,442.7
     Strategic Alliance
         Program .................................                          1,057.3                               1,057.3
     Other .......................................         (127.9)            130.0            (232.0)             (936.0)
     Eliminations ................................                           (255.2)                                255.2
                                                      -------------      ------------      -----------       --------------
                                                         22,094.8          16,666.9          41,015.7            36,734.7

EXPENSES:
     Web/Call Center .............................        2,145.8           3,430.4           4,165.7             5,842.0
     Branch Network ..............................       12,110.5           8,402.5          22,143.0            18,203.1
     Strategic Alliance
         Program .................................                          1,340.3                               1,085.1
     Other .......................................        2,731.6           4,377.5           5,497.8             8,076.4
     Eliminations ................................                           (255.2)                                255.2
                                                      -------------      -----------       -----------       --------------
                                                         16,987.9          17,550.7          31,806.5            33,461.8

INCOME (LOSS) BEFORE TAXES AND
     MINORITY INTEREST ...........................        5,106.9            (883.8)          9,209.2             3,272.9
MINORITY INTEREST ................................                             84.9                                  84.9
INCOME TAX (EXPENSE) BENEFIT
DUE TO QUARTERLY EARNINGS (LOSS) .................       (1,123.5)            288.0          (1,123.5)           (1,209.0)
INCOME TAX  BENEFIT DUE TO
CONVERSION OF S. CORP ............................          950.9                               950.9
                                                      -------------      -----------       -----------       --------------
NET INCOME (LOSS) BEFORE TAXES AND
MINORITY INTEREST ................................    $   4,934.3         $  (510.9)       $  9,036.6        $    2,148.8
                                                      =============       ===========      ===========       ==============

PROVISION FOR PRO FORMA
     INCOME TAX ..................................        1,736.4                             3,131.1
                                                      -----------                          -----------
PRO FORMA NET INCOME .............................    $   3,370.6                          $  6,078.1
                                                      ===========                          ===========

LOAN CLOSINGS:
    Web/Call Center ..............................    $  44,949           $ 112,195        $   68,152        $  234,573
    Branch Network ...............................      467,103             355,516           925,060           807,312
    Strategic Alliance Program ...................                           56,898                              56,898
                                                      ------------        -----------      -----------       --------------
      Total Loan Closings ........................    $ 512,052           $ 524,609        $  993,212        $1,098,783
                                                      ============        ===========      ===========       ==============

                                                             Page 27 of 39 pages

THREE MONTHS ENDED JUNE 30, 1999
         VERSUS THREE MONTHS ENDED JUNE 30, 1998

         Revenues decreased in the second quarter of 1999 compared to the second quarter of 1998 and the contribution by distribution channel differed from quarter to quarter. In the second quarter of 1999, the Branch Network division contributed $12.4 million, or 74.4%, of revenues, compared to $19.1 million, or 86.4%, in the second quarter of 1998. The Web/Call Center division contributed $3.3 million, or 20.0%, of revenues, compared to $3.1 million, or 14.1%, in the second quarter of 1998. The Strategic Alliance Program, which commenced operations in April of 1999, contributed $1.1 million, or 6.3%, of revenues in the second quarter of 1999.

         BRANCH NETWORK: The Branch Network division generated $12.4 million in revenue in the second quarter of 1999 versus $19.1 million of revenue in the second quarter of 1998. The 35.1% decrease in revenue is mainly attributable to a decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans originated by the Branch Network in the second quarter of 1999 (see "Results of Operations" for a description of changes in margins), and a 28.2% decrease in sales of Branch Network loans in the second quarter of 1999 compared to the second quarter of 1998. The lower loan sales are primarily attributable to a 24.6% decrease in Branch Network loan closings, as a result of an increase in interest rates and a corresponding decrease in the volume of refinance activity, along with the shift of some Branch Network loan officers to the Web/Call Center, and our sale of $7.4 million more Branch Network loans in the second quarter of 1999 than were disbursed, compared to $31.4 million in the second quarter of 1998. Due to the branch closings and the continuing increase in interest rates further dampening the amount of refinance business, we expect both closings and revenues from our Branch Network to decline in the third and fourth quarters of 1999 from the first and second quarters of 1999.

         Direct expenses of the Branch Network division were $8.4 million in the second quarter of 1999 compared to $12.1 million in the second quarter of 1998. The $3.7 million decrease in direct expenses is primarily attributable to:

         - reduced commissions, as the mix of products shifted to more Conventional Mortgage Loans, which have lower commissions;
         - a decrease in marketing and advertising from $2.6 million in the second quarter of 1998 to $0.5 million in the second quarter of 1999. The decrease is primarily attributable to discontinuing advertising to enhance consumer recognition of the Fresh Start brand name and to discontinuing advertising for branches closed in 1999, compared to advertising for new branches in 1998; and
         - a decrease in variable expenses directly associated with closed loans.

         WEB/CALL CENTER DIVISION: The Web/Call Center division generated $3.3 million in revenue in the second quarter of 1999 versus $3.1 million of revenue in the second quarter of 1998. The 6.6% increase in revenue is mainly attributable to a change in the mix of products originated (see "Results of Operations" for a description of volumes and margins). In 1998, the primary product originated was High LTV, compared to 1999 where Conventional Mortgage Loans were the primary product originated and source of revenue.

                                                             Page 28 of 39 pages

         We anticipate the increasing interest rates that started to occur in the second quarter of 1999 and continued in the third quarter will decrease the refinancing of existing mortgages by consumers. The decrease in production is expected to reduce the profitability of the division.

         Direct expenses of the Web/Call Center division were $3.4 million in the second quarter of 1999 compared to $2.1 million in the second quarter of 1998. The 59.9% increase in expenses is primarily attributable to the following:

         - a $0.4 million increase in commissions associated with a 149.6% increase in the volume of closed Web/Call Center loans;
         - $0.3 million of increased marketing expenses in an attempt to brand RockLoans.com for the transition to the Web/Call Center origination platform; and
         - increased expenses for personnel costs and occupancy for the anticipated growth in our Internet production from the new multimillion marketing campaign which was initiated in the third quarter of 1999.

         STRATEGIC ALLIANCE PROGRAM: Our Strategic Alliance Program currently consists of one joint venture, a 70%-owned limited liability company that originates residential mortgage products to Michigan National Bank's customers through Michigan National Bank's 192 financial centers, a call center and over the Internet. Michigan National Bank has approximately 450,000 customers and owns the other 30% of the joint venture. The Strategic Alliance Program, which commenced operations April 4, 1999, generated $1.1 million in revenue on loan sales of $44.7 million in the second quarter of 1999.

         Direct expenses of the Strategic Alliance Program were $1.3 million in the second quarter of 1999 before intercompany eliminations.

         OTHER: The majority of the Other revenue in the second quarter of 1999 is the fee charged to the joint venture for services rendered by Rock Financial in accordance with the services agreement, which is eliminated in consolidation.

         Other expenses include expenses not directly allocable to a particular division, such as the costs associated with our legal, marketing, accounting, information services, facilities management, servicing, executive, human resources, secondary marketing and general and administrative support teams. The majority of the $1.7 million increase in expenses, from $2.7 million in the second quarter of 1998 to $4.4 million for the second quarter of 1999, is primarily due to increased costs of technology, marketing and other support personnel for our Web/Call Center.


                                                             Page 29 of 39 pages

SIX MONTHS ENDED JUNE 30, 1999
         VERSUS SIX MONTHS ENDED JUNE 30, 1998

         Revenues decreased in the first six months of 1999 compared to first six months of 1998 and the contribution by distribution channel differed from quarter to quarter. In the first six months of 1999, the Branch Network division contributed $29.4 million, or 80.1%, of revenues, compared to $35.2 million, or 85.8%, in the first six months of 1998. The Web/Call Center division contributed $6.9 million, or 18.8%, of revenues, compared to $6.0 million, or 14.7%, in the first six months of 1998. The Strategic Alliance Program, which commenced operations in April of 1999, contributed $1.1 million, or 2.9%, of revenues in the first six months of 1999.

         BRANCH NETWORK: The Branch Network division generated $29.4 million in revenue in the first six months of 1999 versus $35.2 million of revenue in the first six months of 1998. The 16.4% decrease in revenue is mainly attributable to a decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans originated in the Branch Network in the first six months of 1999 (see "Results of Operations" for a description of changes in margins). We sold $85.9 million more Branch Network loans in the first six months of 1999 than were disbursed, compared to $21.0 million in the first six months of 1998. This increase was substantially offset by a 12.7% decrease in Branch Network loan closings in the first six months of 1999 as compared to the first six months of 1998. The lower loan closings are a result of an increase in interest rates and corresponding decrease in the volume of refinance activity, along with the shift of some loan officers to the Web/Call Center. Due to the branch closings and the continuing increase in interest rates further dampening the amount of refinance business in the first and second quarters of 1999, we expect both closings and revenues from our Branch Network to decline in the third and fourth quarters of 1999 from the first and second quarters of 1999.

         Direct expenses of the Branch Network division were $18.2 million in the first six months of 1999 compared to $22.1 million in the first six months of 1998. The $3.9 million decrease in expenses is primarily attributable to:

         - a $2.3 million decrease in marketing expense, primarily attributable to discontinuing advertising to enhance consumer recognition of the Fresh Start brand name and to discontinuing advertising for branches closed in 1999, compared to advertising for new branches in 1998; and
         - a $1.5 million decrease in commissions due to more Conventional Mortgage loan closings and less Sub-Prime loan closings in 1999 compared to 1998. Conventional Mortgage loans have lower commissions than those paid on Sub-Prime Loans.

         WEB/CALL CENTER DIVISION: The Web/Call Center division generated $6.9 million in revenue in the first six months of 1999 versus $6.0 million of revenue in the first six months of 1998. The 14.6% increase in revenue is mainly attributable to a change in the mix of products originated (see "Results of Operations" for a description of volumes and margins). In 1998, the primary product originated was High LTV, compared to 1999 where Conventional Mortgage Loans were the primary product originated and source of revenue.

                                                             Page 30 of 39 pages

         We anticipate the increasing interest rates that started to occur in the second quarter of 1999 and continued in the third quarter will decrease the refinancing of existing mortgages by consumers. The decrease in production is expected to reduce the profitability of the division.

         Direct expenses of the Web/Call Center division were $5.8 million in the first six months of 1999 compared to $4.2 million in the first six months of 1998. The 40.2% increase is primarily attributable to the following:

         - a 244.2% increase in the volume of closed Web/Call Center Loans which increased commissions by $0.9 million despite to the previously discussed change in the mix of products originated.
         - an increase of $0.7 million in operating expenses mainly attributed to the increase in volumes of loans closed and increases in expenses for personnel in connection with the anticipated growth in our Internet production from the new multi-million dollar marketing campaign initiated in the third quarter of 1999; and
         - increased marketing expenses in an attempt to brand RockLoans.com in connection with the transition to an operation more based on Web/Call Center and Strategic Alliance distribution channels.

         STRATEGIC ALLIANCE PROGRAM: Our Strategic Alliance Program currently consists of one joint venture, a 70%-owned limited liability company that originates residential mortgage products to Michigan National Bank's customers through Michigan National Bank's 192 financial centers, a call center and over the Internet. Michigan National Bank has approximately 450,000 customers and owns the other 30% of the joint venture. The Strategic Alliance Program, which commenced operations April 4, 1999, generated $1.1 million in revenue on loan sales of $44.7 million in the second quarter of 1999.

         Direct expenses of the Strategic Alliance Program were $1.3 million in the second quarter of 1999 before intercompany eliminations.

         OTHER: The majority of the Other revenue in the first six months of 1999 is the fee charged to the joint venture for services rendered by Rock Financial in accordance with the services agreement, which is eliminated in consolidation.

         Other expenses include expenses not directly allocable to a particular division, such as the costs associated with our legal, marketing, accounting, information services, facilities management, servicing, executive, human resources, secondary marketing and general and administrative support teams. The majority of the $2.6 million increase in expenses, from $5.5 million in the first six months of 1998 to $8.1 million for the first six months of 1999, is primarily due to increased costs of technology, marketing and other support personnel for our Web/Call Center.

                                                             Page 31 of 39 pages

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities in the first six months of 1999 was approximately $75.9 million, compared to approximately $55.4 million in the first six months of 1998. Cash was provided primarily by the following:

- our net income in the first six months of 1999, approximately $5.1 million before depreciation and amortization, provision for credit losses, and deferred income taxes in the first six months of 1999, compared to approximately $8.8 million in the first six months of 1998;
- a decrease in mortgage loans held for sale of approximately $73.7 million in the first six months of 1999, compared to an approximately $29.7 million decrease in the first six months of 1998; and
- an increase in drafts payable, which represent funds advanced for loan closings that have not yet been drawn against the warehouse line of credit of approximately $5.1 million in the first six months of 1999, compared to an increase of approximately $12.3 million in the first six months of 1998.

These sources of cash were partially offset by the following:

- an increase in prepaid federal income tax of $3.8 million in the first six months of 1999, as a result of stock options exercised;

- an increase in other assets of approximately $0.8 million in the first six months of 1999, compared to a decrease of approximately $0.1 million, as a result of increases in deposits and other prepaid items; and

- a decrease in accounts payable and accrued expenses and other liabilities of approximately $3.4 million in the first six months of 1999, compared to an increase of approximately $4.5 million in the first six months of 1998, primarily as a result of the decrease in loan closings from the fourth quarter of 1998 to the second quarter of 1999.

         Net cash used in investing activities during the first six months of 1999 was approximately $0.5 million, compared to approximately $2.7 million used in investing activities during the first six months of 1998. Cash was primarily used to purchase property and equipment of approximately $1.2 million in the first six months of 1999, compared to $3.5 million in the first six months of 1998 and for the increase in real estate owned and loans held for investment of approximately $0.3 million in the first six months of 1999, compared to $0.8 million in the first six months of 1998. These uses of cash were partially offset by the repayment of approximately $1.0 million of shareholder advances in the first six months of 1999, compared to $1.6 million in the first six months of 1998.

         Net cash used in financing activities during the first six months of 1999 was approximately $70.1 million, compared to approximately $62.6 million during the first six months of 1998. Cash was used for the following:

- repayments of borrowings under our warehouse line of credit of approximately $68.1 million in the first six months of 1999, compared to approximately $52.2 million in the first six months of 1998;


                                                             Page 32 of 39 pages

- repayments of borrowings under our reverse repurchase agreement of approximately $11.5 million in the first six months of 1999, compared to approximately $15.8 million in the first six months of 1998; and

- payment of dividends to shareholders of approximately $0.6 million in the first six months of 1999, compared to approximately $0.3 million in the first six months of 1998. In July 1999, the Board of Directors determined not to pay a dividend in the third quarter of 1999.

These uses of cash were partially offset by the proceeds from the exercise of stock options of approximately $9.8 million in the first six months of 1999, compared to $1.5 million in the first six months of 1998, and $0.3 million minority interest investment received from Michigan National Bank for our joint venture in the first six months of 1999. We normally use our cash to pay down our warehouse borrowings. In order to demonstrate the availability of this liquidity, we borrowed additional cash under our warehouse line of credit at June 30, 1999 for three days.

         We have $450 million of warehouse financing facilities, which includes a $50 million warehouse financing facility of our subsidiary, Rock Home Loans at Michigan National. Our warehouse line of credit currently provides for up to $200 million principal amount of demand loans secured by loans held for sale and other of our assets. Loans under the warehouse line of credit bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The effective weighted average interest rate for this arrangement in the first six months of 1999 was 6.31%. As of July 30, 1999, we had borrowed $11.3 million under this facility and had a maximum of $29.5 million available for additional borrowings and were in compliance with all associated financial covenants. We would have $188.7 million of borrowing capacity available if we had sufficient collateral.

         In addition to the $200 million warehouse line of credit, our reverse repurchase arrangement provides that the lender, an affiliate of one of the representatives of the underwriters in our initial public offering, will purchase from us at par up to $200 million of fully-amortizing, first or junior lien residential mortgage loans and home equity loans that comply with our origination guidelines and conform to whole and bulk loan sale requirements. The lender's obligations are subject to our agreement to repurchase loans on a daily basis. This agreement is not a committed facility and the lender may elect to discontinue the repurchase agreement at any time. The term of any financing under the repurchase agreement matures and may be renewed on a daily basis. In any event, the arrangement terminates in March 2000. The effective weighted average interest rate to us of this arrangement in the first six months of 1999 was 5.92%. We use this facility as a supplemental borrowing facility to fund loans we close until they are sold. As of July 30, 1999, we had not financed any loans under this facility and had no additional borrowings available to draw against. We would have an additional $200 million of borrowing capacity if we had sufficient collateral.

         Our subsidiary, Rock Home Loans at Michigan National, has $50 million of warehouse financing facilities. Its warehouse line of credit currently provides for up to $50 million principal amount of demand loans secured by loans held for sale and other of its assets. Loans under the warehouse line of credit bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The effective weighted average interest rate for this arrangement in


                                                             Page 33 of 39 pages
the second quarter of 1999 was 5.92%. As of July 30, 1999, $5.2 million had been borrowed under this facility and had no additional borrowings were available to draw against and were in compliance with all associated financial covenants. It would have $44.8 million of borrowing capacity available if it had sufficient collateral.

         Our warehouse financing facilities, together with cash flows from operations, are expected to be sufficient to fund our liquidity requirements for the next 12 months, if our future operations are consistent with our expectations. We, however, expect that eventually we will need to arrange for additional sources of capital through the issuance of debt, equity or additional bank borrowings. We have no commitments for any such additional financing, and we cannot assure you that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In such event, our growth and operations could be curtailed. If we begin to securitize our assets or significantly increase our retained mortgage servicing rights, our liquidity could be materially adversely affected, although we have no current intention to do either in the immediate future.

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

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement 137"). Statement 137 amends the effective date of Statement 133. Statement 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet evaluated the impact of the implementation of Statement 133.

                                                             Page 34 of 39 pages

YEAR 2000 DISCLOSURE

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

         The plan consists of nine phases. The initial phases of planning, awareness, inventory, triage, detailed assessment, resolution, test planning and testing are complete. The deployment phase includes the installation of compliant hardware and software into the production environment. This phase has begun and many of the mission critical systems have been upgraded or replaced with compliant systems. We expect to compete this phase by September 1, 1999. We are communicating with key third party suppliers and other business partners to establish and monitor their levels of Year 2000 readiness. Our Year 2000 project is subject to modification, and we may revise it periodically as we further develop information. We believe we will complete our project without any material adverse effects.

ESTIMATED COST

         Our cost estimates are in the range of $300,000 to $500,000. As of June 30, 1999, we have incurred approximately $290,000 of costs. We continually review our cost estimates and adjust them, if appropriate. We do not expect our Year 2000 project cost to have a material impact on our liquidity or capital resources.

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

                                                             Page 35 of 39 pages

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk is the largest market risk affecting us. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in our net income and in the value of our interest rate sensitive assets, liabilities and commitments. As part of our risk management programs, we purchase financial instruments and enter into financial agreements with off-balance sheet risk in the normal course of business to manage our exposure to interest rate risk with respect to our Conventional Loans and our government-insured loans (together, "Prime Loans"), but not with respect to our Sub-Prime Loans or Home Equity Lines of Credit. We use these financial instruments for the explicit purpose of managing interest rate risks to protect the value of our Prime Loans held for sale and the Prime Loan commitment pipeline. We use financial instruments that tend to decrease in value as interest rates decline and increase in value as interest rates rise, which acts as an offset to the behavior of the underlying Prime Loans held for sale and Prime Loan pipeline.

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

         We evaluate interest rate risk exposure using both static shock and option adjusted spread models to estimate changes to the fair value of the hedge position. Both modeling techniques measure net changes in the fair value to the underlying assets and commitments by determining the present value of the cash flow of the underlying mortgage or debt instrument discounted at the interest rate assumed to be required by an investor to yield a market rate of return. Both modeling techniques measure changes in the fair value of derivatives through Option Adjusted Spread calculations to determine the present value using implied volatility, discount rates and expected life of the derivative. Both models use assumptions regarding the amount of commitments that close, given an incremental shift of +/- 100 basis points, in 12.5 basis point increments, to the yield curve. The assumptions are based on our historical experience. Our exposure is analyzed daily and reviewed at least monthly by the Secondary Marketing Executive Committee, which includes in its membership our Director of Secondary Marketing, our Chief Financial Officer, our President, and our Chairman of the Board and Chief Executive Officer.

         Both modeling techniques described above were applied to the hedge position as of June 30, 1999 over a spectrum of interest rate changes to evaluate the change in the hedge position's fair value ("sensitivity analysis"). Using the results of the model producing the largest loss in fair value, the sensitivity analysis reflected that an instantaneous 50 basis point increase in interest rates at June 30, 1999, determined by management to reflect a reasonably possible near-term change, would have reduced the fair value of the hedge position 9 basis points from 2.15% to 2.06% and would have decreased revenue by approximately $82,000 even though the model assumes that more loans would have closed due to an increase in interest rates. A 50 basis point decrease in interest rates at June 30, 1999, determined by management to reflect a reasonably

                                                             Page 36 of 39 pages
possible near-term change, would have decreased the fair value of the hedge position 2 basis points from 2.15% to 2.13% and would have decreased revenue by approximately $6,000 assuming that fewer loans would have closed due to the decline in interest rates. Both 50 basis point moves are assumed shifts in the entire yield curve. We do not believe that our spread income would be materially affected by interest rate changes as the interest we charge on our mortgage loans can change faster than the interest on our indebtedness.

         The table below provides information about our other financial instruments that are sensitive to changes in interest rates, including debt obligations and Sub-Prime Loans, as of June 30, 1999. For both debt obligations and Sub-Prime Loans, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates as of June 30, 1999. The instruments' actual cash flows are all denominated in U.S. dollars.

                                                  JUNE 30, 1999
                                              EXPECTED MATURITY DATE
(AMOUNTS IN THOUSANDS)                     1999      2000-2003  THEREAFTER    TOTAL       FAIR VALUE
                                       --------------------------------------------------------------
               ASSETS:

SUB-PRIME LOANS                           $ 7,532       $ 0        $ 0       $ 7,532       $ 8,097
WEIGHTED AVERAGE INTEREST
 RATE:                                     11.79%         NA         NA         11.79%


            LIABILITIES:

WAREHOUSE LINE OF CREDIT                  $29,896       $ 0        $ 0       $29,896       $29,896
WEIGHTED AVERAGE INTEREST
 RATE:                                      6.12%        NA         NA         6.12%
REVERSE REPURCHASE  ARRANGEMENT           $     0       $ 0        $ 0       $     0       $     0
WEIGHTED AVERAGE INTEREST
 RATE:                                         NA        NA         NA            NA

                                                             Page 37 of 39 pages

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Shareholders was held on May 25, 1999. At the Annual Meeting, Gary L. Gilbert and Robert V. Schechter were elected as Directors of the Company for a three-year term. The terms of office of David Katzman, Daniel Gilbert, and David A. Brandon as Directors of the Company continued after the meeting. 11,649,812 votes were cast for Gary L. Gilbert's election and 2,087,614 votes were withheld. 13,729,610 votes were cast for Robert V. Schechter's election and 7,816 votes were withheld. There were no abstentions or broker non-votes in connection with the election of the Directors at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

           10.1 Employment Agreement, dated as of June 14, 1999 between Rock Financial Corporation and Michael D. Hollerbach.

           10.2 Mortgage Warehousing Agreement, dated as of April 4, 1999, between Rock Home Loans at Michigan National, LLC and Michigan National Bank.

           27.1   Financial Data Schedule.

     (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.



                                                             Page 38 of 39 pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ROCK FINANCIAL CORPORATION
                                           (Registrant)

Date:  August 16, 1999                By:/s/ MICHAEL D. HOLLERBACH
                                         --------------------------------------
                                              Michael D. Hollerbach
                                              Its:   President
                                              (Duly Authorized Officer)


Date:  August 16, 1999                By:/s/ FRANK E. PLENSKOFSKI
                                         --------------------------------------
                                              FRANK E. PLENSKOFSKI
                                              Its:     Chief Financial Officer
                                              (Principal Financial and Chief
                                               Accounting Officer)


                                                             Page 39 of 39 pages

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------
10.1              Employment Agreement, dated as of June 14, 1999 between Rock
                  Financial Corporation and Michael D. Hollerbach
10.2              Mortgage Warehousing Agreement, dated as of April 4, 1999, between Rock Home Loans at Michigan National, LLC and Michigan
                  National Bank.
27.1              Financial data schedule.