Form 10-Q
period 1999-09-30
ROCK FINANCIAL CORP/MI/
filed 1999-11-15
CIK 1055286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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


   ---------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of common shares outstanding as of November 11, 1999: 14,858,554

================================================================================

                           ROCK FINANCIAL CORPORATION

                                Table of Contents

                                                                                                        Page
                                                                                                        Number
                                                                                                        ------
PART I--FINANCIAL INFORMATION............................................................................  3
     ITEM 1. FINANCIAL STATEMENTS........................................................................  3
          CONSOLIDATED BALANCE SHEETS....................................................................  3
          CONSOLIDATED STATEMENTS OF INCOME..............................................................  4
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY.................................................  5
          CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................  6
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................  7
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................. 14
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.................................................................................... 40


PART II--OTHER INFORMATION............................................................................... 42
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................. 42
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................... 42


SIGNATURES............................................................................................... 45

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ROCK FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

                                                                             December 31,    September 30,
                                                                                 1998            1999
                                                                           --------------    -------------
ASSETS                                                                                        (Unaudited)
Cash and cash equivalents...............................................   $   30,081,524    $  37,091,876
Mortgage loans held for sale............................................      155,631,112       41,277,617
Mortgage loans held for investment (net of allowance for
   losses of $634,851 and $362,191 at December 31,
   1998 and September 30, 1999, respectively)...........................        3,766,171          361,009
Real estate owned.......................................................           49,989
Shareholders' advances..................................................          994,372
Property and equipment (net of accumulated depreciation of
   $5,400,480 and $5,405,026 at December 31, 1998 and
   September 30, 1999, respectively)....................................       10,775,733        8,640,297
Deferred income taxes...................................................        1,945,000        4,931,699
Prepaid and federal income tax receivable...............................                         5,808,751
Other assets............................................................        1,193,552        1,140,692
                                                                           --------------    -------------

Total assets............................................................   $  204,437,453    $  99,251,941
                                                                           ==============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Warehouse line of credit.............................................   $   98,008,105    $  21,235,911
   Reverse repurchase agreement.........................................       11,521,065
   Drafts payable.......................................................       44,021,087       19,252,599
   Accounts payable.....................................................        4,680,275        3,244,237
   Accrued expenses and other liabilities...............................        8,171,773        6,111,441
                                                                           --------------    -------------
      Total liabilities.................................................      166,402,305       49,844,188
                                                                           --------------    -------------

Minority interest in subsidiary.........................................                           155,939

Shareholders' equity:
   Common shares, $.01 par value. Authorized 50,000,000
     shares; issued and outstanding 13,590,500 shares
     and 14,853,454 shares at December 31, 1998 and
     September 30, 1999, respectively...................................          135,905          148,535
   Additional paid-in capital...........................................       26,297,782       40,226,050
   Retained earnings....................................................       11,601,461        8,877,229
                                                                           --------------    -------------
     Total shareholders' equity.........................................       38,035,148       49,251,814
                                                                           --------------    -------------

Total liabilities and shareholders' equity..............................   $  204,437,453    $  99,251,941
                                                                           ==============    =============

                           ROCK FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (Unaudited)

                                                                For the Three-Month                  For the Nine-Month
                                                            Periods Ended September 30,          Periods Ended September 30,
                                                         ----------------------------------    -------------------------------
                                                             1998               1999               1998                1999
                                                         -------------    -----------------    --------------    -------------
Revenue:
    Interest income.....................................  $ 2,964,168         $  1,608,076       $ 9,191,880      $ 6,520,908
    Interest expense....................................    1,481,819              369,112         5,101,646        2,401,370
                                                         ------------     ----------------     -------------     ------------
         Net interest margin............................    1,482,349            1,238,964         4,090,234        4,119,538
    Provision for credit losses.........................      139,863              399,527           389,573        1,083,086
                                                         ------------     ----------------     -------------     ------------
         Net interest margin after provision for credit
            losses.....................................     1,342,486              839,437         3,700,661        3,036,452
    Loan fees and gains on sale of mortgages............   21,761,051           11,420,439        60,400,881       45,955,456
    Other income........................................          614                1,699            18,349            4,324
                                                         -------------    ----------------     -------------     ------------
                                                           23,104,151           12,261,575        64,119,891       48,996,232
                                                         ------------     ----------------     -------------     ------------
Expenses:
    Salaries, commissions and employee  benefits........   10,085,776            8,357,223        28,282,016       28,945,819
    General and administrative expenses.................    3,452,014            2,996,673         9,549,769       10,014,187
    Marketing expenses..................................    3,396,356            2,837,290         9,856,834        7,432,882
    Depreciation and amortization.......................      541,654              513,810         1,593,704        1,773,871
    Loss on branch closings.............................                         3,500,000                          3,500,000
    Costs incurred or accrued in connection with the
      relocation of corporate headquarters..............                           835,919                            835,919
                                                         ------------     ----------------     -------------     ------------
                                                           17,475,800           19,040,915        49,282,323       52,502,678
                                                         ------------     ----------------     -------------     ------------
    Income  (loss) before income taxes and minority
      interest..........................................    5,628,351           (6,779,340)       14,837,568       (3,506,446)
    Minority interest in loss of subsidiary.............                            59,163                            144,061
    Income tax (expense) benefit........................   (1,501,016)           2,419,264        (2,624,540)       1,210,264

    Income tax benefit due to conversion of "S"
      Corp..............................................                                             950,939
                                                         ------------     ----------------     -------------     ------------
       Net income (loss)................................  $ 4,127,335         $ (4,300,913)      $13,163,967      $(2,152,121)
                                                         ============     ================     =============     ============
Pro forma information (note 5):
    Income before income taxes..........................  $ 5,628,351                            $14,837,568
    Provision for pro forma income taxes................    1,969,923                              5,193,149
                                                         ------------                          -------------
    Pro forma net income................................  $ 3,658,428                            $ 9,644,419
                                                         ============                          =============
Pro forma earnings (loss) per share/earnings (loss) per
        share (1999):
    Basic...............................................  $      0.26         $      (0.29)      $      0.70      $     (0.15)
                                                         ============     ================     =============     ============
    Diluted.............................................  $      0.25         $      (0.29)      $      0.66      $     (0.15)
                                                         ============     ================     =============     ============
Dividends declared per share............................  $      0.02                   --       $      0.04      $      0.04
                                                         ============     ================     =============     ============
Pro forma weighted average number of
shares outstanding/Weighted average number of shares
outstanding (1999):
    Basic...............................................   13,829,500           14,829,436        13,829,500       14,441,750
                                                         ============     ================     =============     ============
    Diluted.............................................   14,516,904           14,829,436        14,520,594       14,441,750
                                                         ============     ================     =============     ============



                                                                   Page 4 for 45

                           ROCK FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                  ADDITIONAL                    TOTAL
                                                   COMMON          PAID-IN       RETAINED    SHAREHOLDERS'
                                                   SHARES          CAPITAL       EARNINGS       EQUITY
                                                   ------          -------       --------       ------
Balance January 1, 1999 ......................   $   135,905    $ 26,297,782    $11,601,461   $38,035,148
Net income (loss) ............................                                   (2,152,121)   (2,152,121)
Cash dividends ($.04 per share) ..............                                     (572,111)     (572,111)
Stock options exercised ......................        12,630       7,594,867                    7,607,497
Tax benefit from the exercise of non-qualified
       stock options .........................                     6,333,401                    6,333,401
                                                 -----------    ------------    -----------   -----------
Balance September 30, 1999 ...................   $   148,535    $ 40,226,050    $ 8,877,229   $49,251,814
                                                 ===========    ============    ===========   ===========

                           ROCK FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                          For the Nine-Month
                                                                       Periods Ended September 30,
                                                                       ---------------------------
                                                                       1998               1999
                                                                       ----               ----
Cash flows from operating activities:
     Net income (loss) .......................................   $    13,163,967    $    (2,152,121)
                                                                 ---------------    ---------------
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Minority interest in loss of subsidiary .............                             (144,061)
         Depreciation and amortization .......................         1,593,704          1,773,871
         Provision for credit losses .........................           389,573          1,083,086
         Deferred income taxes ...............................        (1,684,088)         1,512,501
         Mortgage loans held for sale - originations .........    (1,541,037,088)    (1,515,807,934)
         Mortgage loans held for sale - sales ................     1,558,158,378      1,630,161,429
         Change in assets and liabilities:
              Prepaid and federal income tax receivable ......                           (3,974,550)
              Other assets ...................................          (128,069)            52,861
              Drafts payable .................................        23,395,698        (24,768,488)
              Accounts payable ...............................         1,448,278         (1,436,038)
              Accrued expenses and other liabilities .........         7,044,646         (1,187,005)
                                                                 ---------------    ---------------
                  Total adjustments ..........................        49,181,032         87,265,672
                                                                 ---------------    ---------------
                  Net cash provided by operating activities ..        62,344,999         85,113,551
                                                                 ---------------    ---------------
Cash flows from investing activities:
     Net (increase) decrease in real estate owned and loans
         held for investment .................................        (1,281,614)         2,372,065
     Purchase of property and equipment ......................        (4,570,127)          (511,763)
     Repayments of shareholders' advances ....................         1,626,519            994,372
                                                                 ---------------    ---------------
         Net cash provided by (used in) investing activities..        (4,225,222)         2,854,674
                                                                 ---------------    ---------------
Cash flows from financing activities:
     Net payments under warehouse line of credit .............       (25,743,423)       (76,772,194)
     Net payments under reverse repurchase agreement .........       (15,410,507)       (11,521,065)
     Net payments under notes payable ........................        (1,944,445)
     Investment in subsidiary by minority interest ...........                              300,000
     Net proceeds from initial public offering ...............        31,045,350
     Proceeds from exercised options .........................         1,904,400          7,607,497
     Cash dividends ..........................................          (553,280)          (572,111)
     S Corporation distribution ..............................       (24,980,500)
                                                                 ---------------    ---------------
Net cash used in financing activities ........................       (35,682,405)       (80,957,873)
                                                                 ---------------    ---------------
Net increase in cash and cash equivalents ....................        22,437,372          7,010,352
Cash and cash equivalents, beginning of period ...............        11,946,992         30,081,524
                                                                 ---------------    ---------------
Cash and cash equivalents, end of period .....................   $    34,384,364    $    37,091,876
                                                                 ===============    ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ................   $     5,059,170    $     3,049,277
                                                                 ===============    ===============
     Cash paid during the period for federal income tax ......   $             0    $     1,156,000
                                                                 ===============    ===============
     Transfers of loans from held for sale to held
         for investment ......................................   $       989,338    $     1,420,641
                                                                 ===============    ===============
     Transfers of loans from held for investment to
         real estate owned ...................................   $        45,880    $       447,124
                                                                 ===============    ===============

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

          The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature, except those not material to the Company's financial condition or results of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes to such financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K (file no. 000-23887) for the year ended December 31, 1998.

2.   MORTGAGE LOANS HELD FOR SALE AND HELD FOR INVESTMENT:

          The following summarizes mortgage loans held for sale by type at December 31, 1998 and September 30, 1999:


                                                                                    December 31,        September 30,
                                                                                        1998                1999
                                                                                 ----------------      --------------
     Conventional loans held for sale..............................              $    123,240,133      $  31,634,797
     Sub-prime loans held for sale.................................                    30,542,410          4,607,080
     Government-insured loans held for sale........................                       941,966          4,890,885
     High LTV loans held for sale..................................                       671,748
                                                                                 ----------------      -------------
                                                                                      155,396,257         41,132,762
     Net deferred loan origination costs...........................                       234,855            144,855
                                                                                 ----------------      -------------
         Mortgage loans held for sale..............................              $    155,631,112      $  41,277,617
                                                                                   ================    =============

          Netted against mortgage loans held for investment at December 31, 1998 and September 30, 1999 is an allowance for credit losses of $634,851 and $362,191 respectively. The activity for the nine months ended September 30, 1999 includes a provision of $1,083,086 offset by charge-offs of $1,355,746. The activity for the year ended December 31, 1998 includes a provision of $567,738 offset by charge-offs of $202,888.

          As of December 31, 1998 and September 30, 1999, there were no loans held for sale that were greater than 90 days past due. As of December 31, 1998 and September 30, 1999, there were approximately $753,000 and $361,000, respectively, of loans held for investment that were greater than 90 days past due, the vast majority of which were sub-prime loans.

3.   RELATED PARTY TRANSACTIONS:

          The Company's short-term advances to certain shareholders were repaid in full on March 31, 1999.

4.   EARNINGS PER SHARE:

          Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and common share equivalents during the period. Basic and diluted loss per share have been calculated by dividing the net loss by the weighted average number of common shares outstanding during each period presented. Stock options have been excluded from the calculation of diluted loss per share for the earnings per share calculation for the periods ended September 30, 1999, as their effect would have been antidilutive.

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

          Pro forma basic earnings per share for the period ended September 30, 1998 were computed by dividing pro forma net income by the 13,829,500 average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in its initial public offering and the 330,000 shares sold by certain existing shareholders in its initial public offering (after exercising options to purchase those shares from the Company). Pro forma diluted earnings per share for the period ended September 30, 1998 were computed by dividing pro forma net income by the 14,520,594 (for the nine-month period) and 14,516,904 (for the three-month period) average shares assumed to be outstanding, including the 3,499,500 shares sold by the Company in its initial public offering and the 330,000 shares sold by certain existing shareholders in its initial public offering (after exercising options to purchase those shares from the Company) as well as the number of common stock equivalent shares assumed to be outstanding upon exercise of the Company's stock options existing as of September 30, 1998, using the treasury stock method and the $9.86 per share closing market price of the Company's common shares as of September 30, 1998, as reported by The Nasdaq Stock Market.

6.   SEGMENT REPORTING:

          When the Company adopted SFAS No. 131 in 1998 it was comprised of three major operating divisions based on the major products it offered in 1998 and in the first quarter of 1999. As of April 1, 1999, the Company changed the way it manages its business from divisions based on products to divisions based on the method of distribution of its loan products: the Web/Call Center division, the Branch network and the Strategic Alliance Program. The following table shows the contribution to revenues and expenses and the loan closings of each of the Company's distribution channels for the three- and nine-month periods ended September 30, 1998 and September 30, 1999 (the comparative prior year information has been restated to conform to the current segmentation of the Company's business). Corporate overhead is included in Other. Also, reflected in Other are the costs associated with the branch closings and relocation of the corporate headquarters of $3.5 million and $0.8 million, respectively. Other than loans, the Company's assets are not specifically allocated to its three distribution channels and therefore, not used by management for operating decisions with respect to the distribution channels. As a result, total assets by distribution channel are not presented.

                                                            THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                        (IN THOUSANDS)
                             -----------------------------------------------------------------------------------------------------
                               WEB/CALL                                   STRATEGIC
                                CENTER               BRANCH                ALLIANCE
                               DIVISION              NETWORK               PROGRAM              OTHER                 TOTAL
                             --------------    --------------------     ---------------    -----------------    ------------------
Revenues                  $      2,612.4          $      20,609.0       $        --         $     (117.2)       $     23,104.2
Expenses                         2,072.4                 12,089.0                --              3,314.4              17,475.8
                             --------------    --------------------     ---------------    -----------------    ------------------

Net contribution before
tax and minority
interest                  $        540.0          $       8,520.0       $        --         $   (3,431.6)       $      5,628.4
                             ==============    ====================     ===============    =================    ==================


Loan closings             $     57,892.7          $     526,151.9       $        --         $         --        $    584,044.6
                             ==============    ====================     ===============    =================    ==================


                             -----------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                        (IN THOUSANDS)
                             -----------------------------------------------------------------------------------------------------
                               WEB/CALL                                   STRATEGIC
                                CENTER               BRANCH                ALLIANCE
                               DIVISION              NETWORK               PROGRAM              OTHER                 TOTAL
                             --------------    --------------------     ---------------    -----------------    ------------------
Revenues                  $      3,668.0        $      7,481.9           $    1,479.9       $     (368.2)        $    12,261.6
Expenses                         4,541.7               4,760.9                1,677.2            8,061.1              19,040.9
                             --------------    --------------------     ---------------    -----------------    ------------------

Net contribution before
tax and minority
interest                  $       (873.7)       $      2,721.0           $     (197.3)      $   (8,429.3)        $    (6,779.3)
                             ==============    ====================     ===============    =================    ==================


Loan closings             $    113,980.0        $    209,459.1           $   56,084.7       $         --         $   379,523.8
                             ==============    ====================     ===============    =================    ==================

                                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                         (IN THOUSANDS)
                             -------------------------------------------------------------------------------------------------------
                               WEB/CALL                                     STRATEGIC
                                CENTER                BRANCH                 ALLIANCE
                               DIVISION               NETWORK                PROGRAM               OTHER                TOTAL
                             --------------      ------------------      -----------------    ----------------    ------------------
Revenues                  $      8,629.2         $      55,823.7         $         --         $     (332.9)        $      64,120.0

Expenses                         6,164.5                34,306.5                   --              8,811.4                49,282.4
                             --------------      ------------------      -----------------    ----------------    ------------------
Net contribution before
tax and minority
interest                  $      2,464.7         $      21,517.2         $         --         $   (9,144.3)        $      14,837.6
                             ==============      ==================      =================    ================    ==================

Loan closings             $    126,044.9         $   1,451,211.4         $         --         $         --         $   1,577,256.3
                             ==============      ==================      =================    ================    ==================



                             -------------------------------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                         (IN THOUSANDS)
                             -------------------------------------------------------------------------------------------------------
                               WEB/CALL                                     STRATEGIC
                                CENTER                BRANCH                 ALLIANCE
                               DIVISION              NETWORK                 PROGRAM               OTHER                TOTAL
                             --------------     -------------------      -----------------     ---------------    ------------------
Revenues                  $     10,640.6         $     36,850.9           $      2,537.2       $    (1,032.4)       $     48,996.3
Expenses                        10,264.0               23,117.5                  3,017.6            16,103.2              52,502.3
                             --------------     -------------------      -----------------     ---------------    ------------------
Net contribution before
tax and minority
interest                  $        376.6         $     13,733.4          $        (480.4)      $   (17,135.6)       $     (3,506.0)
                             ==============     ===================      =================     ===============    ==================

Loan closings             $    348,552.5         $  1,016,771.0          $     112,982.3       $          --        $  1,478,305.8
                             ==============     ===================      =================     ===============    ==================

7.   BRANCH CLOSINGS

          Management's evaluation of the performance of certain retail branches during the fourth quarter of 1998 concluded that their continuing viability was questionable. The branches' performance was creating both operating losses and a "cash drain" on the Company's resources. As of December 31, 1998, management committed to a plan to close nine Fresh Start stores. In 1998, the combined loss for the stores closed was $2.5 million, excluding the loss recognized for the closing of such stores. A $2.0 million accrual was established for this loss at December 31, 1998. As of September 30, 1999, the Company had incurred approximately $1.4 million relating to the store closings, which consisted of fixed asset write-offs, ongoing lease commitments, and severance pay for terminated employees. The remaining balance in the reserve of approximately $0.6 million is expected to be utilized over the remaining life of the lease obligations and/or lease termination payments.

          In the beginning of the third quarter of 1999, management committed to a plan to close and consolidate twelve of its remaining fifteen branches. This plan was part of the Company's strategic initiative to base its growth on a Web/Call Center-based origination platform. The branches that remained opened were the more profitable branches, consistent with the Company's attempt to maintain its branded retail brick and mortar platform in the metropolitan Detroit area. As of September 30, 1999, the Company had accrued or incurred expenses of $3.5 million related to these branch closings.

8.   INCOME TAX BENEFIT

     Total income tax benefit for the period ended September 30, 1999 was allocated as follows (amounts in thousands):

Loss from operations                                              $    (1,210.3)
Stockholders' equity, for tax benefit
   resulting from exercise of employee stock options                   (6,333.4)
                                                                  -------------
              Total tax benefit                                   $    (7,543.7)
                                                                  =============

     Income tax expense (benefit) from operations for the nine-month period ended September 30, 1999 consists of the following:

                                                        CURRENT               DEFERRED                 TOTAL
                                                   ------------------     ------------------     ------------------
U.S. Federal                                       $     (2,646.7)        $       1,470.0        $     (1,176.7)
State and local                                             (75.6)                   42.0                 (33.6)

                                                   ------------------     ------------------     ------------------
Total                                              $     (2,722.3)        $       1,512.0        $     (1,210.3)
                                                   ==================     ==================     ==================




     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 are presented below.



Deferred tax assets:

Tax loss carryforward related to Non-Qualified stock
  options exercised                                            $ 4,499.2
Mortgage loans held for sale, principally due to
  adjustment to market value for tax                               359.4
Accrued liabilities, principally due to estimated branch
  closing costs, investor reserves, and reserve for
  relocation of corporate headquarters                             984.7
Mortgages held for investment, principally due to
  allowance for loan losses                                        125.3
Investment in subsidiary, principally due to adjustments
  to subsidiary mortgage loans held for sale to market
  value                                                             43.1

                                                               ---------
Total deferred tax assets                                      $ 6,011.7

Deferred tax liabilities:


Property and equipment, principally due to difference in
  depreciation                                                   $ (1,080.0)

                                                                 ----------
Total deferred tax liabilities                                     (1,080.0)

                                                                 ----------
Net deferred tax asset                                           $  4,931.7
                                                                 ==========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon principally the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences. Management believes that the transition from a brick and mortar operation platform to one based more on the Web/Call Center platform will produce operating losses in the near term. Business models of the transition show a return to profitability and a level of profitability within the period of realization and sufficient enough to utilize the benefits of the deferred tax asset. Therefore, management believes in the weight of available evidence, it is more likely than not to realize the benefit of the deferred tax asset and has not recognized a valuation allowance.

9.   COMMITMENTS AND CONTINGENCIES

          The Company signed a lease in April 1999 for a 110,000 square foot facility that will afford us the room to potentially create a new 400-seat Web/Call Center, including room for approximately 200 loan officers, and its National Support Center. The new facility will more than triple the size of the Company's current Web/Call Center, which is nearing capacity. The move is scheduled to take place in December of 1999. The Company estimates that the move will cost it approximately $5.5 million for equipment, new technology, leasehold improvements, moving costs and accelerated depreciation in the third and fourth quarters of 1999, $3.5 million of which the Company expects to capitalize. The Company also expects the new larger facility will increase its operating expenses by approximately $125,000 to $150,000 per month. As of September 30, 1999, the Company has incurred or accrued approximately $836,000 of expenses related to the relocation, the majority of which is the recognition of the impaired value of long-lived assets.

10.  SUBSEQUENT EVENTS

          On October 6, 1999, the Company entered into an Agreement and Plan of Merger, with Intuit Inc., (NASDAQ: INTU). Under the Merger Agreement, Intuit will acquire the Company, the Company will become a wholly-owned subsidiary of Intuit and each of the

     Company's outstanding common shares will be converted into the right to receive a fraction of a share of Intuit common stock. This fraction is calculated by dividing $23.00 by the average of the closing prices of Intuit common stock on the Nasdaq Stock Market over the 20 trading days ending on the third trading day before the date of the special meeting of the Company's shareholders called to approve the merger, currently scheduled to be held December 8, 1999. The fraction may not be less than
     0.579832 and may not be more than 0.841463.


          Also, in this merger, Intuit will assume the outstanding options to purchase the Company's common shares. As a result, these options will be exercisable for Intuit common stock pursuant to their existing terms, except that the number of shares will be multiplied by the exchange ratio, described above, and the exercise price will be divided by that exchange ratio. Under specified conditions, if the Agreement and Plan of Merger is terminated or the mergers are not completed, Intuit may be entitled to a fee as liquidated damages. Under related voting agreements, the beneficial owners of a majority of the outstanding Company common shares have agreed to vote their shares in favor of the approval and adoption of the Agreement and Plan of Merger. The Company also granted Intuit an option to buy up to 19.9% of the outstanding Company common shares at $23.00 a share, exercisable if specified conditions are triggered. In light of the merger, the Company determined to slow down its previously announced national advertising campaign during the fourth quarter.

          The Company determined to not pay a dividend in the third and fourth quarters of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, some of the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. The words and phrases "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue," "predict," and similar expressions identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events in financial performance, but are subject to many risks, uncertainties and factors relating to our operations and business environment which may cause our actual results to differ materially from historical results or any future results expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors described under the caption "Risk Factors" and elsewhere in Intuit Inc.'s Registration Statement on Form S-4 (file no. 333-90393) filed November 5, 1999 and elsewhere in this Report.

GENERAL

     We are a technology- and service-driven retail mortgage banking company that markets conventional, government-insured, and sub-prime mortgage loans and home equity lines of credit directly to consumers through the Internet (www.RockLoans.com), our call center, three retail branches and our strategic alliance program. We believe we are developing a growing brand identity, built upon our technology, service, people and marketing. We believe we are unlike most mortgage companies and loan middlemen that have Web sites on the Internet. We process, underwrite and close the loan ourselves without referring the customer to another company to perform these services and without charging additional brokerage fees to our customers. We seek to provide "world class" service to our customers, thereby encouraging them to return for future loans and refer others to us for loans. As of November 11, 1999, we had 428 employees, including 143 loan officers.

     As of April 1, 1999, we changed the way we manage our business, from managing divisions based on products to divisions based on the method of distribution of our loan products: the Web/Call Center division, the Branch network and the Strategic Alliance Program. Our Web/Call Center division markets loans on-line through our Internet Web site, RockLoans.com, which began originating loans in January 1999. Our Web/Call Center division also markets loans through our call center located in our National Support Center in Bingham Farms, Michigan. Our Branch network markets loans through our network of three retail loan origination branches. Our Strategic Alliance Program currently consists of one joint venture, a 70%-owned limited liability company that originates residential mortgage products to Michigan National Bank's customers through Michigan National Bank's 192 financial centers, a call center and over the Internet. Michigan National Bank has approximately 450,000 customers and owns the other 30% of the joint venture. The joint venture commenced operations in April 1999.

     1999 has been a transition year for us, as we continue to move from a brick and mortar branch operation to one more based on Internet, Call Center and Strategic Alliance mortgage lending channels. This transition has adversely affected our short-term earnings to date and we expect this to continue through the fourth quarter of 1999. We believe that technology is changing the way mortgages are originated. Consequently, management committed to a plan to close and consolidate twelve of our remaining fifteen branches. As of September 30, 1999, we had accrued or incurred expenses of $3.5 million related to these branch closings.

     On October 6, 1999, we entered into an Agreement and Plan of Merger, with Intuit Inc., (NASDAQ: INTU). Under the Merger Agreement, Intuit will acquire us, we will become a wholly-owned subsidiary of Intuit and each of our outstanding common shares will be converted into the right to receive a fraction of a share of Intuit common stock. This fraction is calculated by dividing $23.00 by the average of the closing prices of Intuit common stock on the Nasdaq Stock Market over the 20 trading days ending on the third trading day before the date of the special meeting of our shareholders called to approve the merger, currently scheduled to be held December 8, 1999. The fraction may not be less than
0.579832 and may not be more than 0.841463.

     Also, in this merger, Intuit will assume the outstanding options to purchase our common shares. As a result, these options will be exercisable for Intuit common stock pursuant to their existing terms, except that the number of shares will be multiplied by the exchange ratio, described above, and the exercise price will be divided by that exchange ratio. Under specified conditions, if the Agreement and Plan of Merger is terminated or the mergers are not completed, Intuit may be entitled to fees as liquidated damages. Under related voting agreements, the beneficial owners of a majority of our outstanding common shares have agreed to vote their shares in favor of the approval and adoption of the Agreement and Plan of Merger. We also granted Intuit an option to buy up to 19.9% of our outstanding common shares at $23.00 a share, exercisable if specified conditions are triggered. In light of the merger, we determined to slow down our previously announced national advertising campaign during the fourth quarter.

     In the third quarter of 1999, margins on all of our products, and volumes of our Conventional Loans as well as our Sub-Prime Loans continued to decline from fourth quarter 1998 levels. Volumes of our Conventional Loan and Sub-Prime Loan originations have also continued to decline so far in the fourth quarter of 1999 from the third quarter 1999 levels. The declines are primarily due to higher interest rates, lower refinancing loan volumes and our closing of 25 branches and one marketing center in 1999. We expect these trends to continue in the fourth quarter of 1999 and our fourth quarter 1999 operating results to be below our third quarter 1999 operating results.

     We also plan to make other moves that are intended to further our long-term business and our transition from a brick and mortar branch operation to one more based on Internet, Call Center and Strategic Alliance mortgage lending channels. We expect that this continued transition will adversely affect our short-term earnings. We have signed a lease for an 110,000 square foot facility that will afford us the room to potentially create a new 400-seat Web/Call Center, including room for approximately 200 loan officers, and our National Support Center. The move is scheduled to take place in December of 1999. We estimate that the move will cost us approximately $5.5 million for equipment, new technology, leasehold improvements, moving costs and accelerated depreciation in the third and fourth quarters of 1999, $3.5 million of which we expect to capitalize. We also expect the new larger facility will increase our operating expenses by approximately $125,000 to $150,000 a month. As of September 30, 1999, we have accrued or incurred approximately $836,000 of expenses related to the relocation, the majority of which is the recognition of the impaired value of long-lived assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999
         VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998

         The following table sets forth our revenues, expenses and pre-tax income (loss) for the three months ended September 30, 1998 and 1999:

                                                                              Three-Months Ended
                                                                                 September 30,
                                                                     ---------------------------------------
                                                                              1998                1999
                                                                     ----------------      -----------------
                                                                                 (In thousands)
       Total revenue..........................................              $ 23,104             $ 12,262
       Total expenses.........................................               (17,476)             (19,041)
                                                                            --------             ---------
       Income (loss) before taxes and minority
            interest..........................................              $  5,628             $ (6,779)
                                                                            ========             ========

         Our total revenues decreased from $23.1 million in the third quarter of 1998 to $12.3 million in the third quarter of 1999, a decrease of $10.8 million, or 46.9%. The decrease in revenues is primarily due to the following:

  - a decrease of $100.8 million, or 23.5%, in the volume of Conventional Loans we sold in the third quarter of 1999 compared to the third quarter of 1998;
  - a decrease of $65.3 million, or 61.6%, in the volume of Sub-Prime Loans we sold in the third quarter of 1999 compared to the third quarter of 1998;
  - a decrease of $12.1 million, or 100%, in the volume of High LTV Loans we sold in the third quarter of 1999 compared to the third quarter of 1998;
  - a 21.7% decrease in margins earned on loan fees and gains on sale of Conventional Loans in the third quarter of 1999 compared to the third quarter of 1998;
  - an 18.0% decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans in the third quarter of 1999 compared to the third quarter of 1998; and
  - a 9.1% decrease in margins earned on loan fees and gains on sale of government-insured Loans in the third quarter of 1999 compared to the third quarter of 1998;

partially offset by an increase of $35.5 million, or 300.7%, in the volume of government-insured loans we sold in the third quarter of 1999 compared to the third quarter of 1998.

         In the third quarter of 1999, margins on all of our products, and volumes of our Conventional Loan and Sub-Prime Loan originations, continued to decline from fourth quarter 1998 levels. Volumes of our Conventional Loan and Sub-Prime Loan originations have also continued to decline so far in the fourth quarter of 1999 from the third quarter 1999 levels. The declines are primarily due to higher interest rates, lower refinancing loan volumes and our closing of 25 branches and one marketing center in 1999. We expect these trends to continue into the fourth quarter, as we continue our transition to an Internet and call center-based loan origination system. We also expect our fourth quarter 1999 operating results to be below third quarter 1999 operating results.

     During the third quarter of 1999, we disbursed $376.0 million of loans, a decrease of $195.9 million, or 34.2%, from the $571.9 million of loans disbursed in the third quarter of 1998. The $195.9 million decrease included a $154.9 million decrease in Conventional Loans, a $65.0 million decrease in Sub-Prime Loans, and a $12.2 million decrease in High LTV Loans, partially offset by a $33.4 million increase in government-insured loans and a $2.8 million increase in Home Equity Line of Credit loans. Our loans held for sale decreased by $40.7 million in the third quarter of 1999, compared to an increase of $12.6 million in the third quarter of 1998. The decrease was due to our disbursing $376.0 million in loans while selling $416.7 million in loans in the third quarter of 1999. The decrease in loans held for sale in the third quarter of 1999 included decreases of $34.0 million in Conventional Loans, $3.9 million in government-insured loans and $2.8 million in Sub-Prime Loans. The increase in loans held for sale in the third quarter of 1998 included increases of $14.3 million in Conventional Loans, $1.3 million in government-insured loans and $0.1 million in High LTV Loans, partially offset by a decrease of $3.1 million in Sub-Prime Loans.

     Total expenses increased from $17.5 million in the third quarter of 1998 to $19.0 million in the third quarter of 1999, an increase of $1.5 million, or 9.0%, primarily due to one-time charges of $3.5 million related to the closing and consolidation of branches in the third quarter of 1999, and $0.8 million related to the relocation of our corporate headquarters, the majority of which is the recognition of the impaired value of long-lived assets. These increases were partially offset by reduced commissions as a result of lower origination volumes and an increase in the portion of Conventional Loans originated, which have lower commission rates, and reduced marketing expenses, partly as a result of the closing of 25 branches and one marketing center in 1999 and reduced postage and delivery expenses as a result of reduced origination volumes.

     The following table sets forth information regarding the components of our revenues for the three months ended September 30, 1998 and 1999:

                                                                                       Three-Months
                                                                                     Ended September 30,
                                                                             -------------------------------
                                                                                 1998                 1999
                                                                             ----------            ---------
                                                                                       (In thousands)
Interest income........................................................      $    2,964           $    1,608
Interest expense.......................................................          (1,482)                (369)
                                                                             ----------           ----------
     Net interest margin...............................................           1,482                1,239
Provision for credit losses............................................            (140)                (400)
                                                                             ----------           ----------
     Net interest margin after provision for credit losses.............           1,342                  839
Loan fees and gains on sale of mortgages...............................          21,761               11,420
Other income...........................................................               1                    2
                                                                             ----------           ----------
     Total revenue.....................................................      $   23,104           $   12,261
                                                                             ==========           ==========


         Net interest margin before provision for credit losses decreased from $1.5 million in the third quarter of 1998 to $1.2 million in the third quarter of 1999, a decrease of $0.3 million, or 16.4%. The decrease was primarily due to the following:

   - a decrease in the average balance of mortgages held for sale in the third quarter of 1999 as compared to the same period in 1998;

   - a 64.9% decrease in Sub-Prime Loan closings in the third quarter of 1999 as compared to the third quarter of 1998, which typically have higher interest rates than our other loan products;

partially offset by a decrease in the weighted average interest rates paid on our borrowing facilities, from 6.78% in the third quarter of 1998 to 6.59% in the third quarter of 1999;

     We intend to continue holding our loans for a shorter period of time before selling them and anticipate additional reductions in the average balance of mortgages held for sale in the fourth quarter of 1999, which we expect will significantly decrease our net interest margin from that experienced in the fourth quarter of 1998.

     Buyers of our loans may require us to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. In addition, during the period we hold our loans we face the risk of delinquencies and resulting foreclosure losses. As a result of these risks we recorded a provision for credit losses of approximately $140,000 in the third quarter of 1998 and recorded a provision for credit losses of approximately $400,000 in the third quarter of 1999, partly for future repurchase or substitution requirements relating to loans sold in those periods, and credit risk for loans held for sale and investment. The increase in the provision in the third quarter of 1999 as compared to the third quarter of 1998 was primarily due to the increased portion of High LTV Loans (second mortgages with combined loan-to-value ratios greater than 100%) and past due loans in loans held for investment during 1999 along with increased indemnification payments with respect to these High LTV Loans. These loans required a greater than normal reserve because they are delinquent, creating a likelihood of a greater loss. As a result, the provision for credit losses and the reserve for representations and warranties during the third quarter of 1999 was greater than in the third quarter of 1998. During the third quarter of 1998 and 1999 no loans were reclassified as real estate owned.

     Loan fees and gains on sale of mortgages decreased from $21.8 million in the third quarter of 1998 to $11.4 million in the third quarter of 1999, a decrease of $10.4 million, or 47.5%. The decrease in revenue is primarily due to the changes in sale of loans described above, as well as changes in the margins earned on loan fees and gains on sale of loans described above. The decrease in the volume of High LTV Loans we sold is a result of our decision to stop originating High LTV Loans in the third quarter of 1998. The decrease in the volume of Sub-Prime Loans we sold is primarily due to a 64.9% decrease in Sub-Prime Loan closings as a result of our branch closings in 1999 and our sale of $1.3 million more Sub-Prime Loans in the third quarter of 1999 than we disbursed, compared to $2.7 million more in the third quarter of 1998. The decrease in the volume of Conventional Loans we sold is primarily due to a 34.4% decrease in Conventional Loan closings as a result of a rising interest rate environment in the third quarter of 1999 compared to the third quarter of 1998 and our branch closings in 1999, partially offset by our sale of $33.1 million more Conventional Loans in the third quarter of 1999 than we disbursed, compared to $14.0 million fewer in the third quarter of 1998. The increase in the volume of government-insured loans we sold is primarily due to a 234.4% increase in government-insured loan closings as a result of a higher volume of home purchase loans along with our increased emphasis on government-insured lending in the third quarter of 1999 compared to the third quarter of 1998 and our sale of $3.3 million more government-insured loans in the third quarter of 1999 than we disbursed, compared to $1.3 million fewer in the third quarter of 1998.

     The decrease in margins earned on loan fees and gains on sale of Conventional Loans and government-insured loans, when comparing the third quarter of 1999 to the third quarter of 1998, was primarily the result of a higher interest rate environment, which increased the need for rate competitiveness. We expect this trend to continue into the fourth quarter of 1999. We also expect that Conventional Loan closings will further decline in the fourth quarter of 1999, as compared to the third quarter of 1999 due, in part, to increases in mortgage interest rates, which should reduce consumer demand for refinancing existing mortgages, along with the closing of 25 branches (includes the 13 closed in the first six months of 1999 and the 12 additional closed in the third quarter) and one marketing center to further the transition to a Web/Call Center environment and a slowing of new housing starts in the third quarter of 1999. The decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans was due to the turmoil in the industry, which created a surplus of Sub-Prime Loans available for sale thereby driving down the prices of these loans. We expect both loan closings and revenue to decline from Sub-Prime Loans in fourth quarter of 1999, principally due to the branch closings in 1999.

         The decrease in loan fees and gains on sale of mortgages was partially offset by a decrease in our recapture reserve in the third quarter of 1999. Some Sub-Prime Loan sales require us to return a portion of the premium we received on the sale of the loan if the loan is prepaid by the customer within the first year after sale. We record a provision for this risk separate from the provision for credit losses based on our evaluation of the terms of our sale contracts and our assumptions concerning prepayments. We increased our reserve, and decreased our loan fees and gains on sale of mortgages, by approximately $0.3 million, in the third quarter of 1998. Virtually all of the loans we originated in the third quarter of 1999 contained a prepayment penalty in excess of the reserve requirement. Therefore, based on our analysis, the reserve for this premium recapture was adequate at September 30, 1999 and no further provision was required.

The following table sets forth information regarding the components of our expenses for the three months ended September 30, 1998 and 1999:


                                                                                        Three-Months
                                                                                     Ended September 30,
                                                                               ------------------------------
                                                                                 1998                   1999
                                                                               --------               -------
                                                                                       (In thousands)

Salaries, commissions and employee benefits............................        $10,086                $ 8,357
General and administrative expenses....................................          3,452                  2,997
Marketing expenses.....................................................          3,396                  2,837
Depreciation and amortization..........................................            542                    514
Loss on branch closings................................................                                 3,500
Costs incurred or accrued in connection with the relocation
   of corporate headquarters...........................................                                   836
                                                                               -------                -------
     Total expenses....................................................        $17,476                $19,041
                                                                               =======                =======

         Salaries, commissions and employee benefits decreased from $10.1 million in the third quarter of 1998 to $8.4 million in the third quarter of 1999, a decrease of $1.7 million, or 17.1%. The decrease was primarily attributable to a decrease in commissions as a result of lower origination volumes and a change in the mix of products originated. More Conventional Loans were closed which have a lower commission structure than Sub-Prime Loans. These expenses are expected to continue to fluctuate in the fourth quarter of 1999 in connection with our planned expansion of existing operations, which includes our continued development of our Internet presence and strategic alliance.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses decreased from $3.5 million in the third quarter of 1998 to $3.0 million in the third quarter of 1999, a decrease of $0.5 million, or 13.2%. The decrease was primarily attributable to a decrease in occupancy expenses as a result of closing 25 branches in 1999 and a decrease in postage and delivery expenses as a result of lower origination volumes. These decreases were partially offset by increased professional fees during the third quarter of 1999, primarily legal and accounting fees associated with various projects that we were working on during the quarter. Certain of these expenses are expected to vary according to the volume of loan closings in the fourth quarter of 1999, except for occupancy expenses, which are expected to decrease for the branches closed in the third quarter of 1999, partially offset by an increase of $125,000 to $150,000 per month in connection with our move to a new Web/Call Center and National Support Center, which is scheduled to occur in December of 1999.

         Marketing expenses decreased from $3.4 million in the third quarter of 1998 to $2.8 million in the third quarter of 1999, a decrease of $0.6 million, or 16.5%. The decrease was primarily attributable to our closing 25 branches and one marketing center in 1999.

         Depreciation and amortization expenses remained consistent at $0.5 million in the third quarters of 1998 and 1999. These expenses are expected to increase in 1999 as a result of the expansion of our Web center and the relocation of our Web/Call Center and National Support Center, partially offset by a decrease in depreciation attributable to the branches closed in 1999.

         In the beginning of the third quarter of 1999, we committed to a plan to close and consolidate twelve of our remaining fifteen branches. As of September 30, 1999, we have accrued or incurred expenses of $3.5 million relating to these branches, which consisted of fixed asset write-offs, ongoing lease commitments, and severance pay for terminated employees related to these branch closings.

         During the third quarter of 1999, we accrued or incurred approximately $836,000 of expenses related to the relocation of our corporate headquarters (National Support Center) and Web/Call center (the majority of which is the recognition of the impaired value of long-lived assets). We have signed a lease for an 110,000 square foot facility that will afford us the room to potentially create a new 400-seat Web/Call Center, including room for approximately 200 loan officers, and our National Support Center. The move is scheduled to take place in December of 1999. We estimate that the move will cost us approximately $5.5 million for equipment, new technology, leasehold improvements, moving costs and accelerated depreciation in the third and fourth quarters of 1999, $3.5 million of which we expect to capitalize. We also expect the new larger facility will increase our operating expenses by approximately $125,000 to $150,000 a month.

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

         In addition, in connection with the change in our tax status, we recognized a net income tax benefit due to conversion of the S corporation of approximately $0.9 million during the second quarter of 1998. Upon conversion to a C corporation, we recorded a net deferred tax asset of approximately $1.8 million, and recognized a corresponding deferred income tax benefit. The deferred income tax benefit was somewhat offset by our recognition of a current income tax liability of approximately $0.9 million associated with the allocation of our taxable income between the S corporation and the C corporation. For the quarter ended September 30, 1999, we recognized an income tax benefit of approximately $2.4 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999
         VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

         The following table sets forth our revenues, expenses and pre-tax income for the nine months ended September 30, 1998 and 1999:


                                                                                 Nine-Months Ended
                                                                                   September 30,
                                                                    -----------------------------------------
                                                                          1998                     1999
                                                                    -----------------       -----------------
                                                                                  (In thousands)

       Total revenue..........................................      $     64,120            $     48,996
       Total expenses.........................................           (49,282)                (52,502)
                                                                    =================       =================
       Income (loss) before taxes and minority
            interest                                                $     14,838            $     (3,506)
                                                                    =================       =================


         Our total revenues decreased from $64.1 million in the first nine months of 1998 to $49.0 million in the first nine months of 1999, a decrease of $15.1 million, or 23.6%. The decrease in revenues is primarily due to the following:

-- a decrease of $135.3 million, or 45.3%, in the volume of Sub-Prime Loans we sold in the first nine months of 1999 compared to the first nine months of 1998;
-- a decrease of $56.3 million, or 98.6%, in the volume of High LTV Loans we sold in the first nine months of 1999 compared to the first nine months of 1998;
-- a 68.5% decrease in margins earned on loan fees and gains on sale of High LTV Loans in the first nine months of 1999 compared to the first nine months of 1998;
-- a 24.6% decrease in margins earned on loan fees and gain on sale of Sub-Prime Loans in the first nine months of 1999 compared to the first nine months of 1998;
-- a 1.6% decrease in margins earned on loan fees and gain on sale of government-insured loans in the first nine months of 1999 compared to the first nine months of 1998; and
-- an 0.8% decrease in margins earned on loan fees and gain on sale of Conventional Loans in the first nine months of 1999 compared to the first nine months of 1998 partially offset by the following:

-- an increase of $172.0 million, or 14.7%, in the volume of Conventional Loans we sold in the first nine months of 1999 compared to the first nine months of 1998; and

-- an increase of $91.6 million, or 295.7%, in the volume of government-insured loans we sold in the first nine months of 1999 compared to the first nine months of 1998.

         In the first nine months of 1999, margins on all of our products, and volumes of our Conventional Loan and Sub-Prime Loan originations, declined from fourth quarter 1998 levels. The declines are primarily due to higher interest rates, lower refinancing loan volumes and our closing of 25 branches and one marketing center in 1999. We expect these trends to continue in the fourth quarter of 1999, as we continue our transition to an Internet and call center-based loan origination system. We also expect our operating results for the remainder of 1999 to be below our third quarter 1999 operating results.

         During the first nine months of 1999, we disbursed $1,515.8 million of loans, a decrease of $25.2 million, or 1.6%, from the $1,541.0 million of loans disbursed in the first nine months of 1998. The $25.2 million decrease included a $141.8 million decrease in Sub-Prime Loans and a $52.0 million decrease in High LTV Loans, partially offset by a $94.1 million increase in government-insured loans, a $70.5 million increase in Conventional Loans, and a $4.0 million increase in Home Equity Line of Credit Loans. Our loans held for sale decreased by $114.4 million in the first nine months of 1999, compared to a decrease of $17.2 million in the first nine months of 1998. The decrease, which had a significant positive effect on our 1999 profitability, was due to our selling $1,630.2 million in loans while disbursing $1,515.8 million in loans in the first nine months of 1999. The decrease in loans held for sale in the first nine months of 1999 included decreases of $91.6 million in Conventional Loans, $26.0 million in Sub-Prime Loans and $0.7 million in High LTV Loans, partially offset by a $3.9 million increase in government-insured loans. The decrease in loans held for sale in the first nine months of 1998 included decreases of $19.6 million in Sub-Prime Loans and $5.0 million in High LTV Loans, partially offset by increases of $4.5 million in Conventional Loans and $2.9 million in government-insured loans.

          Total expenses increased from $49.3 million in the first nine months of 1998 to $52.5 million in the first nine months of 1999, an increase of $3.2 million, or 6.5%. The increase was primarily due to one time charges of $3.5 million related to the closing and consolidation of branches in the third quarter of 1999, $0.8 million related to the relocation of the corporate headquarters (the majority of which is the recognition of the impaired value of long-lived assets), increased salaries attributable to compensation for new management team members and additional hiring of staff to the marketing, technology and other support areas to facilitate the transition to the Web/Call Center based platform and increases in professional services. These increases were partially offset by reduced commissions as a result of an increase in the portion of Conventional Loans originated, reduced marketing expenses, partly as a result of closing 25 branches and one marketing center in 1999 and reduced automobile and delivery expenses as a result of reduced origination volumes.

         The following table sets forth information regarding the components of our revenues for the nine months ended September 30, 1998 and 1999:


                                                                                         Nine months
                                                                                     Ended September 30,
                                                                               -----------------------------
                                                                                 1998                 1999
                                                                               -------              --------
                                                                                       (In thousands)

Interest income........................................................        $  9,192             $ 6,521
Interest expense.......................................................          (5,102)             (2,401)
                                                                               --------             -------
     Net interest margin...............................................           4,090               4,120
Provision for credit losses............................................            (389)             (1,083)
                                                                               --------             -------
     Net interest margin after provision for credit losses.............           3,701               3,037
Loan fees and gains on sale of mortgages...............................          60,401              45,955
Other income...........................................................              18                   4
                                                                               --------             -------
     Total revenue.....................................................        $ 64,120             $48,996
                                                                               ========             =======

         Net interest margin before provision for credit losses remained consistent at $4.1 million for the first nine months of 1998 and 1999. Interest income was $6.5 million in the first nine months of 1999, a $2.7 million, or 29.1% decrease, as compared to $9.2 million in the first nine months of 1998. Interest expense decreased from $5.1 million in the first nine months of 1998 to $2.4 million in the first nine months of 1999, a decrease of $2.7 million, or 52.9%. The decreases were primarily due to the following:

         -- a decrease in the average balance of mortgages held for sale in first nine months of 1999;

         -- a 52.6% decrease in Sub-Prime Loan closings during the first nine months of 1999 compared to the first nine months of 1998, which typically have a higher interest rate than our other loans products;

         -- a decrease in the weighted average interest rates paid on our borrowing facilities, from 6.84% in the first nine months of 1998 to 6.14% in the first nine months of 1999; and

         -- our increased use of cash generated from operations and our initial public offering to fund our loans in 1999.

         Buyers of our loans may require us to repurchase or substitute loans in the event of a breach of representations and warranties, including any fraud or any misrepresentation made during the loan origination process. In addition, during the period we hold our loans, we face the risk of delinquencies and resulting foreclosure losses. As a result of these risks we recorded a provision for credit losses of approximately $389,000 in the first nine months of 1998 and recorded a provision for credit losses of approximately $1,083,000 in the first nine months of 1999, partly for future repurchase or substitution requirements relating to loans sold in these periods, and credit risk for loans held for sale and investment. The increase was primarily due to the significant increase in the volume of loans held for investment that were past due along with increased indemnification payments in connection with these of High LTV Loans. During the fourth quarter of 1998 and the first quarter of 1999, the secondary market Sub-Prime Loan buyers changed their underwriting standards, making it more difficult for us to sell some of our loans. As a result, we held these loans for a longer period of time than normal or could not sell some of them, which resulted in us being exposed to more delinquencies than normal. In the beginning of the third quarter of 1999, we found a buyer for these loans, which resulted in a charge to the allowance for losses of $1,100,000. During the first nine months of 1998, two loans were reclassified as real estate owned, resulting in charges of approximately $192,000 against the allowance for credit losses. In the first nine months of 1999, four loans were reclassified as real estate owned, resulting in charges of approximately $48,000 against the reserve.

         Loan fees and gains on sale of mortgages decreased from $60.4 million in the first nine months of 1998 to $46.0 million in the first nine months of 1999, a decrease of $14.4 million, or 23.9%. This decrease is primarily due to the changes in sales of loans described above, as well as changes in the margins earned on loan fees and gains on sale of loans described above. The decrease in the volume of High LTV Loans we sold is a result of our decision to stop originating High LTV Loans in the third quarter of 1998. The decrease in the volume of Sub-Prime Loans we sold is primarily due to a 52.6% decrease in Sub-Prime Loan closings as a result of our branch closings in 1999, partially offset by our sale of $24.1 million more Sub-Prime Loans in the first nine months of 1999 than we disbursed, compared to $18.1 million more in the first nine months of 1998. The increase in the volume of Conventional Loans we sold is primarily due to our sale of $92.5 million more Conventional Loans in the first nine months of 1999 than we disbursed, compared to $8.6 million fewer in the first nine months of 1998. The increase in the volume of government-insured loans we sold is primarily due to a 286.2% increase in government-insured loan closings as a result of a higher volume of home purchase loans as well as our increased emphasis on government-insured lending in the first nine months of 1999 compared to the first nine months of 1998, partially offset by our sale of $1.4 million fewer government-insured loans in the first nine months of 1999 than we disbursed, compared to $0.6 million fewer in the first nine months of 1998. We also expect that Conventional and Sub-Prime Loan closings will further decline in the fourth quarter of 1999 compared to the third quarter of 1999 due, in part, to increases in mortgage interest rates in 1999, which should reduce consumer demand for refinancing existing mortgages, along with the closing of 25 branches (includes the 13 closed in the first six months of 1999 and the 12 additional closed in the third quarter) and one marketing center and the transition to a Web/Call Center environment and a slowing of new housing starts in the third quarter of 1999.

         The decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans was due to the turmoil in the industry, which created a surplus of Sub-Prime Loans available for sale thereby driving down the prices of these loans. We expect both loan closings and revenue to continue to decline from Sub-Prime Loans in the remainder of 1999, principally due to the branch closings in 1999. The decrease in margins earned on loan fees and gains on sale of Conventional Loans and government-insured loans, when comparing the first nine months of 1999 to the first nine months of 1998, was primarily the result of increased interest rates, which increased the need for rate competitiveness. We expect this trend to continue in the fourth quarter of 1999.

         The decrease in loan fees and gains on sale of mortgages was partially offset by a decrease in our recapture reserve in the first nine months of 1999. Some Sub-Prime Loan sales require us to return a portion of the premium we received on the sale of the loan if the loan is prepaid by the customer within the first year after sale. We record a provision for this risk separate from the provision for credit losses based on our evaluation of the terms of our sale contracts and our assumptions concerning prepayments. We increased our reserve, and decreased our loan fees and gains on sale of mortgages, by approximately $12,800 for this risk in the first nine months of 1999, compared to an increase of approximately $971,900, in the first nine months of 1998. The decrease was due to a provision not being recorded in the second and third quarters of 1999 as virtually all of the loans we originated in the second and third quarters of 1999 contained a prepayment penalty in excess of the reserve requirement. Therefore, based on our analysis, the reserve for this premium recapture was adequate at September 30, 1999 and no further provision was required.

         The following table sets forth information regarding the components of our expenses for the nine-months ended September 30, 1998 and 1999:


                                                                                         Nine-Months
                                                                                     Ended September 30,
                                                                                ------------------------------
                                                                                   1998                1999
                                                                                ----------          ----------
                                                                                       (In thousands)

Salaries, commissions and employee benefits............................         $28,282              $28,946
General and administrative expenses....................................           9,550               10,014
Marketing expenses.....................................................           9,857                7,433
Depreciation and amortization..........................................           1,593                1,774
Loss on branch closings................................................                                3,500
Costs incurred or accrued in connection with the relocation
    of corporate headquarters..........................................                                  836
                                                                                -------              -------
     Total expenses....................................................         $49,282              $52,503
                                                                                =======              =======


         Salaries, commissions and employee benefits increased from $28.3 million in the first nine months of 1998 to $28.9 million in the first nine months of 1999, an increase of $0.6 million, or 2.3%. The increase was primarily attributable to salaries for new management, marketing, technology and other support, partially offset by a decrease in commissions as a result of lower origination volumes in the first nine months of 1999 as compared to the first nine months of 1998 and an increase in the portion of Conventional Loans originated, which have lower commission rates than our other products. These expenses are expected to continue to fluctuate in the remainder of 1999 in connection with our expansion of existing operations, along with our continued development of our Internet presence and strategic alliance.

         General and administrative expenses consist primarily of occupancy costs, professional services, office expenses, automobile and delivery expenses and other expenses, many of which vary with the volume of loan closings. General and administrative expenses increased from $9.5 million in the first nine months of 1998 to $10.0 million in the first nine months of 1999, an increase of $0.5 million, or 4.9%. The increase was primarily attributable to an increase in occupancy expenses, professional services, and expenses related to technology, support and other personnel hired in connection with our new Web site, partially offset by a decrease in automobile and delivery expenses that fluctuate with the volume of originations. Certain of these expenses are expected to vary according to the volume of loan closings in 1999, except for occupancy expenses, which are expected to decrease for branches closed in 1999, partially offset by an increase in connection with our move to a new Web/Call Center and National Support Center, which is scheduled to occur in December of 1999.

         Marketing expenses decreased from $9.9 million in the first nine months of 1998 to $7.4 million in the first nine months of 1999, a decrease of $2.5 million, or 24.6%. The decrease was primarily attributable to our closing 25 branches and one marketing center in the first nine months of 1999 and our discontinued origination of High LTV Loans in the third quarter of 1998.

         Depreciation and amortization expenses increased from $1.6 million in the first nine months of 1998 to $1.8 million in the first nine months of 1999, an increase of $0.2 million, or 11.3%. The increase was primarily attributable to our purchases of additional equipment and leasehold improvements during the latter part of 1998 and during 1999 for our new Web center and existing branches. The expenses are expected to continue to increase in 1999 as a result of the relocation of our Web/Call Center and National Support Center, partially offset by the decrease attributable to the branches closed in 1999.

         In the beginning of the third quarter of 1999, we committed to a plan to close and consolidate twelve of our remaining fifteen branches. As of September 30, 1999, we have accrued or incurred expenses of $3.5 million relating to these branches which consisted of fixed asset write-offs, ongoing lease commitments, and severance pay for terminated employees related to these branch closings.

         During the third quarter of 1999, we accrued or incurred approximately $836,000 of expenses related to the relocation of our corporate headquarters (National Support Center) and Web/Call center (the majority of which is the recognition of the impaired value of long-lived assets). We have signed a lease for an 110,000 square foot facility that will afford us the room to potentially create a new 400-seat Web/Call Center, including room for approximately 200 loan officers, and our National Support Center. The move is scheduled to take place in December of 1999. We estimate that the move will cost us approximately $5.5 million for equipment, new technology, leasehold improvements, moving costs and accelerated depreciation in the third and fourth quarters of 1999 and the first quarter of 2000, $3.5 million of which we expect to capitalize. We also expect the new larger facility will increase our operating expenses by approximately $125,000 to $150,000 a month.

         Effective May 6, 1998, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation we became subject to federal and state income taxation in the second quarter of 1998. As an S corporation, our taxable income was included in the individual returns of the shareholders. As a result, our income taxes due to quarterly earnings for the first nine months of 1998 represents income taxes provided based on our estimated allocation of income before income taxes between the S corporation and the C corporation as required under IRS regulations.

         In addition, in connection with the change in our tax status, we recognized a net income tax benefit due to conversion of the S corporation of approximately $0.9 million during the second quarter of 1998. Upon conversion to a C corporation, we recorded a net deferred tax asset of approximately $1.8 million, and recognized a corresponding deferred income tax benefit. The deferred income tax benefit was somewhat offset by our recognition of a current income tax liability of approximately $0.9 million associated with the allocation of our taxable income between the S corporation and the C corporation. For the nine months ended September 30, 1999, we recognized income tax benefit of approximately $1.2 million. This benefit is comprised of a current tax benefit of $2.7 million offset by a deferred tax asset of $1.5 million.

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

         We expect segment contributions to vary from period to period. In order to demonstrate the effect that varying factors have on loan production, revenue and profits, we have elected to show the results of our current business segments. As described above, effective April 1, 1999, we changed the way we manage our business from a product line basis to a distribution channel basis. The following table shows the contribution to revenues and expenses and the loan closings of each of our distribution channels for the three and nine months ended September 30, 1998 and 1999:


                                                        For the Three-Month                        For The Nine-Month
                                                      Periods Ended September 30,             Periods Ended September 30,
                                                 ------------------------------------     -----------------------------------
                                                       1998                 1999               1998                 1999
                                                 ---------------      ---------------     ---------------     --------------
                                                                                (In thousands)
REVENUES:
     Web/Call Center .........................      $ 2,612.4          $ 3,668.0            $ 8,629.2          $ 10,640.6
     Branch Network ..........................       20,609.0            7,481.9             55,823.7            36,850.9
     Strategic Alliance
         Program .............................                           1,479.9                                  2,537.2
     Other ...................................         (117.2)             (68.6)              (332.9)             (477.6)
     Eliminations.............................                            (299.6)                                  (554.8)
                                                    ---------          ---------            ---------          ----------
                                                     23,104.2           12,261.6             64,120.0            48,996.3

EXPENSES:
     Web/Call Center .........................        2,072.4            4,541.7              6,164.5            10,264.0
     Branch Network...........................       12,089.0            4,760.9             34,306.5            23,117.5
     Strategic Alliance
         Program .............................                           1,677.2                                  3,017.6
     Other ...................................        3,314.4            8,360.7              8,811.4            16,658.0
     Eliminations.............................                            (299.6)                                  (554.8)
                                                    ---------          ---------            ---------          ----------
                                                     17,475.8           19,040.9             49,282.4            52,502.3

Income (loss) before taxes and
     minority interest .......................        5,628.4           (6,779.3)            14,837.6            (3,506.0)
Minority interest ............................                              59.2                                    144.1
Income tax (expense) benefit
due to quarterly earnings (loss) .............       (1,501.0)           2,419.2             (2,624.5)            1,210.0
Income tax  benefit due to
Conversion of S. Corp. .......................                                                  950.9
                                                    ---------          ---------            ---------          ----------
Net income (loss) before taxes and
minority interest ............................      $ 4,127.4          $(4,300.9)           $13,164.0          $ (2,151.9)
                                                    =========          =========            =========          ==========

Provision for pro forma
     income tax ..............................        1,969.9                                 5,193.1
                                                    ---------                               ---------
Pro forma net income .........................      $ 3,658.5                               $ 9,644.5
                                                    =========                               =========

LOAN CLOSINGS:
    Web/Call Center ..........................      $  57,893          $ 113,980          $   126,045          $  348,553
    Branch Network ...........................        526,152            209,459            1,451,211           1,016,771
    Strategic Alliance Program ...............         56,085                                                     112,982
                                                    ---------          ---------          -----------          ----------
      Total Loan Closings ....................      $ 584,045          $ 379,524          $ 1,577,256          $1,478,306
                                                    =========          =========          ===========          ==========


THREE MONTHS ENDED SEPTEMBER 30, 1999
         VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues decreased in the third quarter of 1999 compared to the third quarter of 1998 and the contribution by distribution channel differed from quarter to quarter. In the third quarter of 1999, the Branch Network division contributed $7.5 million, or 61.0%, of revenues, compared to $20.6 million, or 89.2%, in the third quarter of 1998. The Web/Call Center division contributed $3.7 million, or 29.9%, of revenues, compared to $2.6 million, or 11.3%, in the third quarter of 1998. The Strategic Alliance Program, which commenced operations in April of 1999, contributed $1.5 million, or 12.1%, of revenues in the third quarter of 1999.

         BRANCH NETWORK: The Branch Network division generated $7.5 million in revenue in the third quarter of 1999 versus $20.6 million of revenue in the third quarter of 1998. The 63.7% decrease in revenue is mainly attributable to a decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans and Conventional Loans originated by the Branch Network in the third quarter of 1999 (see "Results of Operations" for a description of changes in margins), and a 52.7% decrease in sales of Branch Network loans in the third quarter of 1999 compared to the third quarter of 1998. The lower loan sales are primarily attributable to the following:

     -- a 60.2% decrease in Branch Network loan closings, as a result of an increase in interest rates and a corresponding decrease in the volume of refinance activity, along with the shift of some Branch Network loan officers to the Web/Call Center; and
     --   the closing of 25 branches and one marketing center in 1999;

partially offset by the sale of $32.4 million more Branch Network loans in the third quarter of 1999 than were disbursed, compared to $9.3 million fewer in the third quarter of 1998.

Due to the branch closings and the continuing increase in interest rates further dampening the amount of refinance business, we expect both closings and revenues from our Branch Network to decline in the fourth quarter of 1999 from third quarter of 1999.

         Direct expenses of the Branch Network division were $4.8 million in the third quarter of 1999 compared to $12.1 million in the third quarter of 1998. The $7.3 million decrease in direct expenses is primarily attributable to:

     -- a $4.7 million decrease in salaries, commissions and employee benefits, as a result of decreased origination volumes, the closing of 25 branches and one marketing center in 1999, as well as a shift in product mix to more Conventional Loans, which have lower commissions;
     -- a decrease in marketing and advertising from $2.3 million in the third quarter of 1998 to $0.5 million in the third quarter of 1999. The decrease is primarily attributable to discontinuing advertising for branches closed in 1999, compared to advertising for new branches in 1998;
     -- a $0.7 million decrease in occupancy costs from $1.2 million in the third quarter of 1998 to $0.5 million in the third quarter of 1999, as a result of branches closed during 1999; and
     --   a decrease in variable expenses directly associated with closed loans.

         WEB/CALL CENTER DIVISION: The Web/Call Center division generated $3.7 million in revenue in the third quarter of 1999 versus $2.6 million of revenue in the third quarter of 1998. The 40.4% increase in revenue is mainly attributable to a 119.6% increase in the volume of loans sold ($116.4 million in the third quarter of 1999 compared to $53.0 million in the third quarter of
1998) as a result of a 96.9% increase in Web/Call Center originations ($114.0 million in the third quarter of 1999, compared to $57.9 million in the third quarter of 1998) and the sale of $1.6 million more loans than were disbursed in the third quarter of 1999, compared to $3.3 million fewer in the third quarter of 1998, partially offset by reduced margins resulting from a change in products originated, from High LTV Loans in 1998 to primarily Conventional Loans in 1999. (see "Results of Operations" for a description of volumes and margins).

         We anticipate the increasing interest rates that started to occur in the second quarter of 1999 will decrease the demand for loans that refinance the existing mortgages of consumers. The decrease in production is expected to reduce the profitability of the division in the fourth quarter of 1999.

         Direct expenses of the Web/Call Center division were $4.5 million in the third quarter of 1999 compared to $2.1 million in the third quarter of 1998. The 119.2% increase in expenses is primarily attributable to the following:

     -- a $0.6 million increase in commissions associated with a 96.9% increase in the volume of closed Web/Call Center loans;
     -- $0.9 million of increased marketing expenses in an attempt to brand RockLoans.com for the transition to the Web/Call Center origination platform; and
     -- increased expenses for personnel costs and occupancy for the anticipated growth in our Internet production; and
     -- increased variable expenses that fluctuate with the volume of loans closed.

         STRATEGIC ALLIANCE PROGRAM: Our Strategic Alliance Program currently consists of one joint venture, a 70%-owned limited liability company that originates residential mortgage products to Michigan National Bank's customers through Michigan National Bank's 192 financial centers, a call center and over the Internet. Michigan National Bank has approximately 450,000 customers and owns the other 30% of the joint venture. The Strategic Alliance Program, which commenced operations April 4, 1999, generated $1.5 million in revenue on loan sales of $60.8 million in the third quarter of 1999.

         Direct expenses of the Strategic Alliance Program were $1.7 million in the third quarter of 1999 before intercompany eliminations.

         OTHER: The majority of the Other revenue in the third quarter of 1999 is the fee charged to the joint venture for services rendered by Rock Financial in accordance with the services agreement, which is eliminated in consolidation.

         Other expenses include expenses not directly allocable to a particular division, such as the costs associated with our legal, marketing, accounting, information services, facilities management, servicing, executive, human resources, secondary marketing and general and administrative support teams. The majority of the $5.1 million increase in expenses, from $3.3 million in the third quarter of 1998 to $8.4 million for the third quarter of 1999, is primarily due to one time charges of $3.5 million for branch closings in the third quarter and $0.8 million in corporate relocation expenses (the majority of which is the recognition of the impaired value of long-lived assets) and increased costs of technology, marketing and other support personnel for our Web/Call Center.


NINE MONTHS ENDED SEPTEMBER 30, 1999
         VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues decreased in the first nine months of 1999 compared to first nine months of 1998 and the contribution by distribution channel differed from quarter to quarter. In the first nine months of 1999, the Branch Network division contributed $36.9 million, or 75.2%, of revenues, compared to $55.8 million, or 87.1%, in the first nine months of 1998. The Web/Call Center division contributed $10.6 million, or 21.7%, of revenues, compared to $8.6 million, or 13.5%, in the first nine months of 1998. The Strategic Alliance Program, which commenced operations in April of 1999, contributed $2.5 million, or 5.2%, of revenues in the first nine months of 1999.

         BRANCH NETWORK: The Branch Network division generated $36.9 million in revenue in the first nine months of 1999 versus $55.8 million of revenue in the first nine months of 1998. The 34.0% decrease in revenue is mainly attributable to a decrease in margins earned on loan fees and gains on sale of Sub-Prime Loans originated in the Branch Network in the first nine months of 1999 (see "Results of Operations" for a description of changes in margins). The decrease was partially offset by our sale of $118.4 million more Branch Network loans in the first nine months of 1999 than were disbursed, compared to $15.7 million more in the first nine months of 1998. This increase was substantially offset by a 29.9% decrease in Branch Network loan closings in the first nine months of 1999 as compared to the first nine months of 1998. The lower loan closings are a result of an increase in interest rates and corresponding decrease in the volume of refinance activity, along with the shift of some loan officers to the Web/Call Center and the closing of 25 branches and one marketing center in 1999. Due to the branch closings and the continuing increase in interest rates further dampening the amount of refinance business in the third quarter of 1999, we expect both closings and revenues from our Branch Network to continue to decline in the fourth quarter of 1999 from the third quarter of 1999 level.

         Direct expenses of the Branch Network division were $23.1 million in the first nine months of 1999 compared to $34.3 million in the first nine months of 1998. The $11.2 million decrease in expenses is primarily attributable to:

         -- a $ 4.7 million decrease in salaries, commissions and employee benefits, as a result of decreased origination volumes, the closing of 25 branches and one marketing center in 1999, as well as a shift in product mix to more Conventional Loans, which have lower commissions;
         -- a $2.3 million decrease in marketing expense, primarily attributable to discontinuing advertising for branches closed in 1999, compared to advertising for new branches in 1998;
         -- a $0.9 million decrease in occupancy costs from $3.4 million in the third quarter of 1998 to $2.5 million in the third quarter of 1999, as a result of branches closed during 1999; and
         -- a decrease in variable expenses directly associated with closed loans.

         WEB/CALL CENTER DIVISION: The Web/Call Center division generated $10.6 million in revenue in the first nine months of 1999 versus $8.6 million of revenue in the first nine months of 1998. The 23.3% increase in revenue is mainly attributable to a 189.3% increase in loan sales (see "Results of Operations" for a description of volumes and margins) as a result of a $222.5 million increase, or 176.5%, in Web/Call Center originations and the sale of $3.7 million more loans than were disbursed in the first nine months of 1999, compared to $2.2 million fewer in the first nine months of 1998, partially offset by reduced margins resulting from a change in products originated, from High LTV Loans in 1998 to primarily Conventional Loans in 1999. We anticipate the increasing interest rates that started to occur in the third quarter of 1999 will decrease the refinancing of existing mortgages by consumers. The decrease in production is expected to reduce the profitability of the division in the fourth quarter of 1999.

         Direct expenses of the Web/Call Center division were $10.3 million in the first nine months of 1999 compared to $6.2 million in the first nine months of 1998. The 66.5% increase is primarily attributable to the following:

         --    a $1.5 million increase in commissions associated with a 176.5%
               increase in the volume of closed Web/Call Center loans;
         --    $0.9 million of increased marketing expenses in an attempt to brand RockLoans.com for the transition to the Web/Call Center origination platform; and
         -- increased expenses for personnel costs and occupancy for the anticipated growth in our Internet production; and
         -- increased variable expenses that fluctuate with the volume of loans closed.

         STRATEGIC ALLIANCE PROGRAM: Our Strategic Alliance Program currently consists of one joint venture, a 70%-owned limited liability company that originates residential mortgage products to Michigan National Bank's customers through Michigan National Bank's 192 financial centers, a call center and over the Internet. Michigan National Bank has approximately 450,000 customers and owns the other 30% of the joint venture. The Strategic

Alliance Program, which commenced operations April 4, 1999, generated $2.5 million in revenue on loan sales of $105.5 million in the first nine months of 1999.

         Direct expenses of the Strategic Alliance Program were $3.0 million in the first nine months of 1999 before intercompany eliminations.

         OTHER: The majority of the Other revenue in the first nine months of 1999 is the fee charged to the joint venture for services rendered by Rock Financial in accordance with the services agreement, which is eliminated in consolidation.

         Other expenses include expenses not directly allocable to a particular division, such as the costs associated with our legal, marketing, accounting, information services, facilities management, servicing, executive, human resources, secondary marketing and general and administrative support teams. The majority of the $7.9 million increase in expenses, from $8.8 million in the first nine months of 1998 to $16.7 million for the first nine months of 1999, is primarily due to one time charges of $3.5 million for branch closings in the third quarter and $0.8 million in corporate relocation expenses (the majority of which is the recognition of the impaired value of long-lived assets) and increased costs of technology, marketing and other support personnel for our Web/Call Center.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities in the first nine months of 1999 was approximately $85.1 million, compared to approximately $62.3 million in the first nine months of 1998. Cash was provided primarily by:

     -- a decrease in mortgage loans held for sale of approximately $114.4 million in the first nine months of 1999, compared to an approximately $17.1 million decrease in the first nine months of 1998; and
     -- our results of operation in the first nine months of 1999, approximately $2.2 million before depreciation and amortization, provision for credit losses, and deferred income taxes in the first nine months of 1999, compared to net income of approximately $13.5 million in the first nine months of 1998.

These sources of cash were partially offset by the following:

     -- a decrease in drafts payable, which represent funds advanced for loan closings that have not yet been drawn against the warehouse line of credit of approximately $24.8 million in the first nine months of 1999, compared to an increase of approximately $23.4 million in the first nine months of 1998;
     -- an increase in prepaid and federal income tax receivable of $4.0 million in the first nine months of 1999, as a result of stock options exercised;
     -- a decrease in accounts payable and accrued expenses and other liabilities of approximately $2.6 million in the first nine months of 1999, compared to an increase of approximately

          $8.5 million in the first nine months of 1998, primarily as a result of the decrease in loan closings from the fourth quarter of 1998 to the third quarter of 1999.

         Net cash provided by investing activities during the first nine months of 1999 was approximately $2.9 million, compared to approximately $4.2 million used in investing activities during the first nine months of 1998. Cash was primarily provided by a decrease in real estate owned and loans held for investment of approximately $2.4 million in the first nine months of 1999 as a result of the sale and repayment of loans in the third quarter of 1999, compared to an increase of $1.3 million in the first nine months of 1998 and the repayment of shareholders' advances of approximately $1.0 million in the first nine months of 1999, compared to $1.6 million in the first nine months of 1998. These uses of cash were partially offset by the purchase property and equipment of approximately $0.5 million in the first nine months of 1999, compared to $4.6 million in the first nine months of 1998.

         Net cash used in financing activities during the first nine months of 1999 was approximately $81.0 million, compared to approximately $35.7 million during the first nine months of 1998. Cash was used for the following:

     -- repayments of borrowings under our warehouse line of credit of approximately $76.8 million in the first nine months of 1999, compared to approximately $25.7 million in the first nine months of 1998;
     -- repayments of borrowings under our reverse repurchase agreement of approximately $11.5 million in the first nine months of 1999, compared to approximately $15.4 million in the first nine months of 1998; and
     -- payment of dividends to shareholders of approximately $0.6 million in the first nine months of 1999, compared to approximately $0.6 million in the first nine months of 1998. We determined not to pay a dividend in the third or fourth quarters of 1999.

These uses of cash were partially offset by the proceeds from the exercise of stock options of approximately $7.6 million in the first nine months of 1999, compared to $1.9 million in the first nine months of 1998, and $0.3 million minority interest investment received from Michigan National Bank for our joint venture in the first nine months of 1999. We normally use our cash to pay down our warehouse borrowings. In order to demonstrate the availability of this liquidity, we borrowed additional cash under our warehouse line of credit at September 30, 1999 for three days.

         We have $450 million of warehouse financing facilities, which includes a $50 million warehouse financing facility of our subsidiary, Rock Home Loans at Michigan National. Our warehouse line of credit currently provides for up to $200 million principal amount of demand loans secured by loans held for sale and other of our assets. Loans under the warehouse line of credit bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The effective weighted average interest rate for this arrangement in the first nine months of 1999 was 6.31%. As of November 11, 1999, we had financed $10.3 million of loans under this facility and had a maximum of $26.3 million available for additional borrowings and were in compliance with all associated financial covenants. We would have an additional $189.7 million of borrowing capacity available if we had sufficient collateral.

         In addition to the $200 million warehouse line of credit, our reverse repurchase arrangement provides that the lender, an affiliate of one of the representatives of the underwriters in our initial public offering and our financial advisor in connection with our merger with Intuit Inc., will purchase from us at par up to $200 million of fully-amortizing, first or junior lien residential mortgage loans and home equity loans that comply with our origination guidelines and conform to whole and bulk loan sale requirements. The lender's obligations are subject to our agreement to repurchase loans on a daily basis. This agreement is not a committed facility and the lender may elect to discontinue the repurchase agreement at any time. The term of any financing under the repurchase agreement matures and may be renewed on a daily basis. In any event, the arrangement terminates in March 2000. The effective weighted average interest rate to us of this arrangement in the first nine months of 1999 was 5.92%. We use this facility as a supplemental borrowing facility to fund loans we close until they are sold. As of November 3, 1999, we had not financed any loans under this facility and had no additional borrowings available to draw against. We would have an additional $200 million of borrowing capacity if we had sufficient collateral.

         Our subsidiary, Rock Home Loans at Michigan National, has $50 million of warehouse financing facilities. Its warehouse line of credit currently provides for up to $50 million principal amount of demand loans secured by loans held for sale and other of its assets. Loans under the warehouse line of credit bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The effective weighted average interest rate for this arrangement for the six months ended September 30, 1999 was 6.20%. As of November 11, 1999, $8.6 million had been borrowed under this facility and our subsidiary had no additional borrowings available to draw against and was in compliance with all associated financial covenants. It would have $41.4 million of borrowing capacity available if it had sufficient collateral.

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

         The plan consists of nine phases. As of September 30, 1999, we have completed all the phases which are planning, awareness, inventory, triage, detailed assessment, resolution, test planning, testing and deployment. As a result of the completion of these phases, we believe that we are Year 2000 compliant, however, there can be no guarantee until the event actually happens. We also are continuing to communicate with key third party suppliers and other business partners to establish and monitor their levels of Year 2000 readiness. Our Year 2000 project is subject to modification, and we may revise it periodically as we further develop information.

ESTIMATED COST

         As of September 30, 1999, we have incurred approximately $290,000 of costs. As we are completed with all nine phases of our project, we do not expect any further significant costs to be incurred in relation with this project. We do not expect our Year 2000 project cost to have a material impact on our liquidity or capital resources.

RISKS OF OUR YEAR 2000 ISSUES

         Based on current information, we believe the Year 2000 problem will not have a material adverse effect on us, our business or our financial condition. We cannot predict the actual effect of the Year 2000 problem on us. Many uncertainties exist as to whether broad-based or systemic economic failures may occur.

YEAR 2000 CONTINGENCY PLANS

         We are reviewing existing contingency plans for potential modifications to address specific Year 2000 issues. Our key operational systems are being reviewed and strengthened to address business continuity requirements. Business continuity plans include the development of back-up processes that would be implemented in the event of system failures, for example, the ability to provide government reporting manually versus electronically. The contingency planning process will continue as the status of third party readiness becomes better known.

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

         Both modeling techniques described above were applied to the hedge position as of September 30, 1999 over a spectrum of interest rate changes to evaluate the change in the hedge position's fair value ("sensitivity analysis"). Using the results of the model producing the largest loss in fair value, the sensitivity analysis reflected that an instantaneous 50 basis point increase in interest rates at September 30, 1999, determined by management to reflect a reasonably possible near-term change, would have reduced the fair value of the hedge position 17 basis points from 2.33% to 2.16% and would have decreased revenue by approximately $140,000 even though the model assumes that more loans would have closed due to an increase in interest rates. A 50 basis point decrease in interest rates at September 30, 1999, determined by management to reflect a reasonably possible near-term change, would have decreased the fair value of the hedge position 10 basis points from 2.33% to 2.23% and would have decreased revenue by approximately $46,000 assuming that fewer loans would have closed due to the decline in interest rates. Both 50 basis point moves are assumed shifts in the entire yield curve. We do not believe that our spread income would be materially affected by interest rate changes as the interest we charge on our mortgage loans can change faster than the interest on our indebtedness.

         The table below provides information about our other financial instruments that are sensitive to changes in interest rates, including debt obligations and Sub-Prime Loans, as of September 30, 1999. For both debt obligations and Sub-Prime Loans, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates as of September 30, 1999. The instruments' actual cash flows are all denominated in U.S. dollars.


                                              SEPTEMBER 30, 1999
                                             EXPECTED MATURITY DATE
(AMOUNTS IN THOUSANDS)                     1999          2000-2003        THEREAFTER           TOTAL             FAIR VALUE
                                       ------------------------------------------------------------------------------------
               ASSETS:

Sub-Prime Loans                        $  4,953            $ 0              $ 0              $ 4,953              $ 4,953
Weighted Average Interest Rate:          12.17%             NA               NA               12.17%

            LIABILITIES:

Warehouse Line of Credit               $ 21,236            $ 0              $ 0              $21,236              $21,236
Weighted Average Interest Rate:           6.26%             NA               NA                6.26%
Reverse Repurchase  Arrangement        $      0            $ 0              $ 0              $     0              $     0
Weighted Average Interest Rate:              NA             NA               NA                   NA                   NA

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In general, under Chapter 7B of the Michigan Business Corporation Act, an entity that acquires "Control Shares" of Rock may vote the Control Shares on any matter only if a majority of all shares, and of all non-"Interested Shares", of each class of shares entitled to vote as a class, approve such voting rights. Interested Shares are shares owned by our officers, our employee-directors, and the entity making the Control Share Acquisition. Control Shares are shares that when added to shares already owned by an entity, would give the entity voting power in the election of directors over any of the three thresholds: one-fifth, one-third and a majority. The effect of the statute is to condition the acquisition of voting control of a corporation on the approval of a majority of the pre-existing disinterested shareholders.

         The Board of Directors may amend the bylaws before a Control Share Acquisition occurs to provide that Chapter 7B does not apply to us. In connection with the proposed merger with Intuit Inc., on October 5, 1999, the Board of Directors amended our bylaws to provide that Chapter 7B does not apply to Rock or its common shares, par value $0.01 per share.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         2.1 Agreement and Plan of Merger, dated October 6, 1999, among Intuit Inc., Rock Financial Corporation, Title Source, Inc., Merger Sub 1, Inc. and Merger Sub 2, Inc., incorporated by reference to Exhibit 2.1 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
         3(ii) Amended and restated bylaws of Rock Financial Corporation as amended October 5, 1999.
         10.1     Form of Indemnification Agreement for Directors and Officers.
         10.2 Stock Option Agreement, dated October 6, 1999, between Intuit, Inc. and Rock Financial Corporation, incorporated by reference to Exhibit 99.1 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
         10.3 Form of Rock Voting Agreement, dated October 6, 1999, between specified shareholders of Rock Financial Corporation and Intuit Inc., incorporated by reference to Exhibit 99.2 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
         10.4 Form of Title Voting Agreement, dated October 6, 1999, between specified shareholders of Title Source, Inc. and Intuit Inc., incorporated by reference to Exhibit 99.3 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
         10.5 Form of Rock Affiliate Agreement, dated October 6, 1999, among deemed affiliates of Rock Financial Corporation, Intuit Inc. and Rock Financial Corporation, incorporated by reference to Exhibit
                  99.4 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
         10.6 Form of Title Affiliate Agreement, dated October 6, 1999, among deemed affiliates of Title Source, Inc., Intuit Inc. and Title Source, Inc, incorporated by reference to Exhibit 99.5 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
         10.7 Form of Intuit Affiliate Agreement, dated October 6, 1999, between deemed affiliates of Intuit Inc. and Intuit Inc, incorporated by reference to Exhibit 99.6 to Rock Financial Corporation's Current Report on Form 8-K filed with the
                  Securities and Exchange Commission on October 22, 1999.
         10.8     Non-Competition Agreement, dated October 6, 1999, among Intuit
                  Inc., Rock Financial Corporation and Daniel Gilbert,
                  incorporated by reference to Exhibit 99.7 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
         10.9 Amendment No. 6 to Second Amended and Restated Mortgage Warehousing Agreement dated August 27, 1999, among Rock Financial Corporation, the lenders named therein, and Comerica Bank, as agent.
         27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K on October 22,
               1999, reporting in Item 5 that it had entered into the Agreement and Plan of Merger on October 6, 1999 with Intuit, Inc. See Note 9 of the Notes to Consolidated Financial Statements in Part I of this report for a description of the agreement and the merger. No financial statements were filed with the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROCK FINANCIAL CORPORATION
                                                  (Registrant)

Date:  November 15, 1999                     By:/s/ MICHAEL D. HOLLERBACH
                                               ---------------------------------
                                                   MICHAEL D. HOLLERBACH
                                                   Its:  President
                                                   (Duly Authorized Officer)


Date:  November 15, 1999                     By:/s/ FRANK E. PLENSKOFSKI
                                               ---------------------------------
                                                   FRANK E. PLENSKOFSKI
                                                   Its:  Chief Financial Officer
                                                   (Principal Financial and
                                                    Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit           Description

2.1 Agreement and Plan of Merger, dated October 6, 1999, among Intuit Inc., Rock Financial Corporation, Title Source, Inc., Merger Sub 1, Inc. and Merger Sub 2, Inc., incorporated by reference to Exhibit 2.1 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
3(ii) Amended and restated bylaws of Rock Financial Corporation as amended October 5, 1999.
10.1              Form of Indemnification Agreement for Directors and Officers.
10.2 Stock Option Agreement, dated October 6, 1999, between Intuit, Inc. and Rock Financial Corporation, incorporated by reference to Exhibit 99.1 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
10.3 Form of Rock Voting Agreement, dated October 6, 1999, between specified shareholders of Rock Financial Corporation and Intuit Inc., incorporated by reference to Exhibit 99.2 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
10.4 Form of Title Voting Agreement, dated October 6, 1999, between specified shareholders of Title Source, Inc. and Intuit Inc., incorporated by reference to Exhibit 99.3 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
10.5 Form of Rock Affiliate Agreement, dated October 6, 1999, among deemed affiliates of Rock Financial Corporation, Intuit Inc. and Rock Financial Corporation, incorporated by reference to Exhibit 99.4 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
10.6 Form of Title Affiliate Agreement, dated October 6, 1999, among deemed affiliates of Title Source, Inc., Intuit Inc. and Title Source, Inc, incorporated by reference to Exhibit 99.5 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
10.7 Form of Intuit Affiliate Agreement, dated October 6, 1999, between deemed affiliates of Intuit Inc. and Intuit Inc, incorporated by reference to Exhibit 99.6 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
10.8 Non-Competition Agreement, dated October 6, 1999, among Intuit Inc., Rock Financial Corporation and Daniel Gilbert, incorporated by reference to Exhibit 99.7 to Rock Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1999.
10.9 Amendment No. 6 to Second Amended and Restated Mortgage Warehousing Agreement dated August 27, 1999, among Rock Financial Corporation, the lenders named therein, and Comerica Bank, as agent.
27.1              Financial Data Schedule.